Form 10-Q
period 1996-03-31
DRYPERS CORP
filed 1996-05-15
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From _________ to __________

                         Commission file number 0-23422

                               DRYPERS CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                            76-0344044
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification number)

       1415 West Loop North                                      77055
        Houston, Texas                                         (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including the area code: (713) 682-6848

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value                           6,624,450 shares
            (Class)                              (Outstanding at March 31, 1996)

PART I.  FINANCIAL INFORMATION

   ITEM 1.        UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation:

                  Consolidated Balance Sheets -- December 31, 1995 and March 31, 1996.

                  Consolidated Statements of Operations for the Three Months Ended March 31, 1995 and 1996.

                  Consolidated Statement of Stockholders' Equity -- March 31, 1996.

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1996.

                  Notes to Consolidated Financial Statements.

                               DRYPERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                                                                                        DECEMBER           MARCH
                                                                                                          1995              1996
                                                                                                       ---------          ---------
                                                                                                       (AUDITED)         (UNAUDITED)
CURRENT ASSETS:
      Cash ...................................................................................         $   2,236          $   1,917
      Accounts receivable, net of allowance for doubtful accounts of
          $863 and $602, respectively ........................................................            24,039             22,662
      Inventories ............................................................................            10,913             12,517
      Prepaid expenses and other .............................................................             3,437              2,994
                                                                                                       ---------          ---------
         Total current assets ................................................................            40,625             40,090

 PROPERTY AND EQUIPMENT, net of depreciation and amortization ................................            36,375             35,987

 INTANGIBLE AND OTHER ASSETS, net of amortization of $7,094
          and $7,801, respectively ...........................................................            60,420             60,233
                                                                                                       ---------          ---------
                                                                                                       $ 137,420          $ 136,310
                                                                                                       =========          =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Short-term debt, revolver and current portion of term loan .............................         $  12,064          $  10,839
      Accounts payable .......................................................................            19,319             16,247
      Accrued liabilities ....................................................................            12,839             10,402
                                                                                                       ---------          ---------
          Total current liabilities ..........................................................            44,222             37,488
TERM LOAN ....................................................................................             1,000              1,000
SENIOR TERM NOTES ............................................................................            43,950             43,993
LONG-TERM SUBORDINATED DEBT TO RELATED PARTIES ...............................................             2,400              2,400
OTHER LONG-TERM LIABILITIES ..................................................................             4,026              3,804
                                                                                                       ---------          ---------
                                                                                                          95,598             88,685
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 5,000,000 shares authorized,
        -0- and 88,000 shares issued and outstanding, respectively ...........................              --                    1
      Common Stock, $.001 par value, 20,000,000 shares authorized,
        6,619,804 and 6,624,450 shares issued and outstanding, respectively ..................                 7                  7
      Additional paid-in capital .............................................................            58,482             67,254
      Warrants ...............................................................................               703                703
      Retained deficit .......................................................................           (17,370)           (20,340)
                                                                                                       ---------          ---------
         Total stockholders' equity ..........................................................            41,822             47,625
                                                                                                       ---------          ---------
                                                                                                       $ 137,420          $ 136,310
                                                                                                       =========          =========

     The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31
                                                     --------------------------
                                                        1995            1996
                                                     -----------    -----------
NET SALES ........................................   $    36,340    $    45,042

COST OF GOODS SOLD ...............................        25,130         28,813
                                                     -----------    -----------
    Gross profit .................................        11,210         16,229

SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES ....        12,196         17,109

UNUSUAL EXPENSES .................................         2,358           --
                                                     -----------    -----------
     Operating  loss .............................        (3,344)          (880)

RELATED PARTY INTEREST EXPENSE ...................            88             88

OTHER INTEREST EXPENSE, net ......................         1,624          1,892
                                                     -----------    -----------
LOSS BEFORE INCOME TAXES .........................        (5,056)        (2,860)

INCOME TAX PROVISION (BENEFIT) ...................        (1,848)            55
                                                     -----------    -----------

NET LOSS .........................................        (3,208)        (2,915)

PREFERRED STOCK DIVIDEND .........................          --              (55)
                                                     -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .....   ($    3,208)   ($    2,970)
                                                     ===========    ===========
COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ..................     6,556,077      6,621,353
                                                     ===========    ===========
  NET LOSS PER COMMON SHARE ......................   ($     0.49)   ($     0.45)
                                                     ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                              DRYPERS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                              PREFERRED       COMMON
                               SHARES         SHARES                                   ADDITIONAL
                             ISSUED AND     ISSUED AND      PREFERRED     COMMON        PAID-IN                     RETAINED
                             OUTSTANDING    OUTSTANDING       STOCK        STOCK        CAPITAL       WARRANTS       DEFICIT
                            -------------- --------------  ------------  ----------   -------------  -----------   ------------

Balance, January 1, 1996               --      6,619,804            --          $7         $58,482         $703       ($17,370)

Net loss                               --             --            --          --              --           --         (2,915)

Issuance of preferred
stock, net                         88,000             --             1          --           8,772           --             --

Preferred stock dividends
($.625 per share)                      --             --            --          --              --           --            (55)

Exercise of stock options              --          4,646            --          --              --           --             --
                            -------------- --------------  ------------  ----------   -------------  -----------   ------------
Balance, March 31, 1996            88,000      6,624,450            $1          $7         $67,254         $703       ($20,340)
                            ============== ==============  ============  ==========   =============  ===========   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                             Three Months Ended
                                                                 March 31
                                                            -------------------
                                                             1995         1996
                                                            -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ...............................................   ($3,208)   ($ 2,915)
  Adjustments to reconcile net loss to net
    cash used in operating activities --
     Depreciation and amortization ......................     1,655       1,803
     Provision for deferred income taxes ................    (1,848)       --
     Deferred rent expense and other ....................       (58)       (177)
     Changes in operating assets and liabilities ........     2,222      (5,348)
                                                            -------    --------
          Net cash used in operating activities .........    (1,237)     (6,637)
                                                            -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................    (4,016)       (647)
  Investments in other non-current assets ...............      (237)        (28)
  Payments under non-compete agreement ..................       (63)        (63)
                                                            -------    --------
          Net cash used in investing activities .........    (4,316)       (738)
                                                            -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolver .............................     5,000      33,613
  Payments on revolver ..................................      --       (34,588)
  Payments on term loan .................................      --          (250)
  Financing related costs ...............................      --          (492)
  Net proceeds from issuance of preferred stock .........      --         8,773
  Proceeds from exercise of stock options ...............        20        --
                                                            -------    --------
          Net cash provided by financing activities .....     5,020       7,056
                                                            -------    --------
NET DECREASE IN CASH ....................................      (533)       (319)

CASH AT BEGINNING OF PERIOD .............................     1,499       2,236
                                                            -------    --------
CASH AT END OF PERIOD ...................................   $   966    $  1,917
                                                            =======    ========
SUPPLEMENTAL DISCLOSURE  CASH FLOW INFORMATION:

 Net cash paid during period for:
  Interest payments .....................................   $   300    $    407
  Income tax payments ...................................   $   325    $      0

     The accompanying notes are an integral part of these consolidated financial statements.
                                       6

                               DRYPERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted per such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the December 31, 1995 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1996.

         The unaudited consolidated financial information as of and for the periods ended March 31, 1995 and 1996, as appropriate, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings and statements of cash flows at the date and for the periods indicated have been made.

         During the first quarter of 1995, the Company repositioned its diaper products in response to similar activity by its competitors with a reduction in the number of diapers per package and a reduction in the price per package. In response to continued market pressures, the Company announced a plan in the second quarter of 1995, to realign and consolidate its operations, a move intended to allow the Company the flexibility to react to other business opportunities and utilize its excess capacity while reducing costs. The Company has consolidated its domestic operations from three production facilities to two in an effort to curtail the costs associated with excess capacity.

         Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 and the private issuance of $8,800,000 in convertible preferred stock. Borrowings under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2%

                                       7

Senior Notes and transaction-related costs. As of May 13, 1996, unused borrowing availability under the new revolving credit facility was approximately $600,000. The Company continues to investigate various alternatives to further improve liquidity including, among other things, the sale of underutilized assets, lease financing of existing assets and deferral of planned capital expenditures.

         The Company's cash requirements in 1996 are primarily the funding of working capital needs, including payment of principal and interest on indebtedness, expenditures associated with the relocation of the Company's training pants production operations, payment of extended accounts payable balances to certain raw material vendors, payment due under a license agreement and committed investments in machinery and equipment. While not committed, additional capital expenditures are expected in 1996.

         The Company believes that the combination of the borrowing availability under the revolving credit facility, cost reductions and the increased margins from recent market share growth should allow the Company to meet its cash requirements, remain in compliance with its amended debt covenants, manage its business needs and regain profitability.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. The adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial statements.

         As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for the Company. SFAS No. 123 permits, but does not require, a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company plans to continue the use of its current intrinsic value-based method of accounting for such plans. As required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to future consolidated financial statements as if the fair value-based method of accounting had been applied to awards covered by SFAS No. 123.

         The disposable diaper industry is characterized by substantial price competition, which is affected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger branded competitors initiates such pricing changes. The Company typically responds to such pricing changes with changes to its own prices, product counts or promotional programs. The process of implementing such changes may require a number of months, and the Company's operating results may be adversely affected. The Company competes with a
                                       8

number of companies, some of which are larger than the Company and have greater financial resources and offer broader product lines.

         Raw material prices, notably wood pulp, are a major component of the total cost to produce disposable baby diapers and training pants. While the cost of pulp has declined significantly from the record-high levels experienced in the fourth quarter of 1995, there can be no assurance that if pulp prices rise again in the future the Company will be able to pass those increases to its customers or redesign its products to reduce pulp usage; therefore, operating margins could be adversely affected.

         The Company markets its products in various foreign countries and is, therefore, subject to currency and other economic fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies and the ability of consumers in some foreign countries to afford disposable diapers will affect the Company's results of operations and financial position.

2.  INVENTORIES

         Inventories at March 31, 1996, consisted of the following (in thousands):

Raw Materials ...........................................                $ 5,186
Finished Goods ..........................................                  7,331
                                                                         -------
                                                                         $12,517
                                                                         =======
3. DEBT
         SHORT-TERM DEBT, REVOLVER AND TERM LOAN

         On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Borrowings under the facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. The indenture governing the Company's 12-1/2% Senior Notes restricts borrowing under the facility to the greater of $15,000,000 or 75 percent of accounts receivable. Borrowings are collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. Borrowings under the new revolving credit facility and a portion of the proceeds from the preferred stock sale were used to repay the existing credit facility, the previously deferred interest on the 12-1/2% Senior Notes, previously extended accounts payable balances and transaction costs.

                                       9

         The Company had borrowings outstanding of $10,213,000 under a revolving credit facility and $1,500,000 under a term loan with a bank as of March 31, 1996. Borrowings outstanding under the revolving credit facility bore interest at prime plus 3% percent from January 1, 1996 through February 29, 1996 and prime plus 1 3/4% thereafter. Borrowings under the term loan bore interest at prime plus 3% during the first quarter of 1996.

         The new revolving credit facility and term loan, as amended, require the Company, among other things, to maintain consolidated working capital, as defined, and which excludes borrowings under the revolving credit facility, of at least $10,500,000 through December 31, 1996, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $48,000,000 from February 29, 1996, through September 30, 1996, of at least $49,000,000 from October 1, 1996, through December 30, 1996, of at least $50,500,000 from December 31, 1996, through December 30, 1997, of at least $52,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter.

    SENIOR TERM NOTES

         Long-term debt under senior term notes at March 31, 1996 consisted of the following (in thousands):

12-1/2% Senior Notes, interest due semiannually on
May 1 and November 1, principal due November 1,
2002, net of unamortized debt discount of $1,007 .................       $43,993
                                                                         =======
         These notes contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets.

                                       10
 4. PREFERRED STOCK

         In February 1996, the Company sold 88,000 shares of the Company's Series A Senior Convertible Cumulative 7.5% Preferred Stock ("7.5% Preferred Stock") for $8.8 million as further discussed in Note 1. The 7.5% Preferred Stock is convertible at the discretion of the holders, at a rate of 100 shares of common stock per share of 7.5% Preferred Stock, into 8.8 million shares of the Company's common stock. Dividends accrue at the rate of $7.50 per share, per year, and are payable only upon the conversion or redemption of the 7.5% Preferred Stock or on December 1, 2003. The preferred shares have a liquidation preference of $100 per share. Holders of the 7.5% Preferred Stock have 100 votes per share.

5.  COMMITMENTS AND CONTINGENCIES

         During 1995, the Company made deposits aggregating $2.3 million to a diaper line manufacturer in connection with a purchase contract for two production lines. The Company has remaining purchase commitments aggregating $4.8 million related to these two diaper lines. Management is currently evaluating various methods of financing its remaining commitments for these machines, including lease financing and the possible sale of the machines, which would allow the company to realize the deposits and fulfill its obligations under the contract. Should the Company not be able to fulfill its obligations under the contract, these deposits could be forfeited and, if forfeited, the Company would be required to expense this amount in such period. Penalty payments, if any, that may be required if the company is unable to fulfill its obligation to the manufacturer will be expensed when paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

         This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, competitive and economic factors, price changes by competitors, increases in costs of raw materials, timing of technological advances by the Company and its competitors, lack of acceptance by consumers of new products, and the factors discussed below and elsewhere herein.

                                       11
RECENT DEVELOPMENTS

         During the first quarter of 1995, the Company repositioned its diaper products in response to similar activity by its competitors with a reduction in the number of diapers per package and a reduction in the price per package. In response to continued market pressures, the Company announced a plan in the second quarter of 1995, to realign and consolidate its operations, a move intended to allow the Company the flexibility to react to other business opportunities and utilize its excess capacity while reducing costs. As a part of this plan, the Company has consolidated its domestic operations from three production facilities to two in an effort to curtail the costs associated with excess capacity.

         Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 and the private issuance of $8,800,000 in convertible preferred stock. Availability under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2% Senior Notes and transaction-related costs. As of May 13, 1996, unused borrowing availability under the new revolving credit facility was approximately $600,000. The Company continues to investigate various alternatives to further improve liquidity including, among other things, the sale of underutilized assets, lease financing of existing assets and deferral of planned capital expenditures.

         In the third quarter of 1995, management began implementing a plan to reduce costs by approximately $3.0 million per quarter, offset in part by promotional spending incurred in an effort to increase market share. The major components of the cost reduction program include, among others, the closure of the Houston plant, reduction of manufacturing and general overhead costs and improved product design. In conjunction with the consolidation of the Company's domestic operations, the Company has relocated its training pants production operations to provide for further reductions in operating costs. Due to increased demand for the Company's training pants products experienced throughout 1995, the relocation of the training pants production operation did not occur until late February, 1996. The full benefit of the cost reduction plan is not expected to be realized until the third quarter of 1996.

                                       12
RESULTS OF OPERATIONS

         The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months ended March 31, 1995 and 1996.
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -----------------------
                                                       1995           1996
                                                     --------       --------

Net sales ...................................          100.0%         100.0%
Cost of goods sold ..........................           69.2           64.0
                                                     --------       --------
   Gross profit .............................           30.8           36.0
Selling, general and administrative
   expenses .................................           33.5           38.0
Unusual expenses ............................            6.5         --
                                                     --------       --------
    Operating loss ..........................           (9.2)          (2.0)

Interest expense, net .......................            4.7            4.4
                                                     --------       --------
Loss before income taxes ....................          (13.9)          (6.4)
Income tax provision (benefit)
                                                        (5.1)           0.1
                                                     --------       --------
Net loss ....................................           (8.8)%         (6.5)%
                                                     =========      ========

THREE MONTHS ENDED MARCH 31, 1996 TO COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

         NET SALES. Net sales increased 23.9% to $45.0 million for the three months ended March 31, 1996 from $36.3 million for the three months ended March 31, 1995. The increase reflects primarily market share growth of the Company's domestic premium brand diapers and training pants as well as the consolidation of Seler's results. These increases were partially offset by a decrease in private label sales. The domestic premium diaper sales increase was driven by continued strong acceptance of the Company's improved thin product and increased promotional spending. Drypers training pants continued to outsell both Pampers and Luvs in grocery stores while only having half the distribution of those brands.

         COST OF GOODS SOLD. Cost of goods sold decreased as a percentage of net sales to 64.0% for the three months ended March 31, 1996 compared to 69.2% for the three months ended March 31, 1995. The 5.2% decrease is primarily due to lower conversion costs, and reduced pulp prices and raw material usage, offset by slightly reduced unit sales prices and costs incurred while the training pant line was being moved.
                                       13

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased as a percentage of net sales to 38.0% for the three months ended March 31, 1996 compared to 33.5% of net sales for the three months ended March 31, 1995. The increase reflects increased advertising, couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total sales, offset by a decrease in general and administrative expenses.

         UNUSUAL EXPENSES. Procter & Gamble's Luvs brand was repositioned in the first quarter of 1995 with a reduction in the number of diapers per package and a reduction in price per diaper. Late in the first quarter of 1995, the Company responded with another repositioning of its own, lowering package counts and prices, to restore a favorable pricing spread between the Drypers brand and the other national brands. As part of this repositioning, the Company recognized $2.4 million of promotional expenses and inventory adjustments which were recorded as an unusual expense in the first quarter of 1995.

         INTEREST EXPENSE. Interest expense was $1.9 million for the three months ended March 31, 1996 compared to $1.7 million for the three months ended March 31, 1995. The increase was primarily a result of increased borrowing under the revolving credit facility and the additional term note financing obtained in April 1995 to fund working capital and capital expenditure requirements. In addition, the interest rate paid on the revolving credit facility during the first quarter of 1996 was prime plus 3% as compared to prime plus 1/2% during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On February 29, 1996, the Company established a new three-year revolving credit facility, with a borrowing base of up to $21 million, with a financial institution. Borrowings under the facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. The indenture governing the Company's 12-1/2% Senior Notes restricts borrowing under the facility to the greater of $15.0 million or 75 percent of accounts receivable. Borrowings under this facility are secured by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. In addition, the Company received approximately $8.8 million from the private placement of convertible preferred stock. All balances outstanding under the previous revolving credit facility with a bank were paid on March 1, 1996, with borrowings under the new revolving credit facility and approximately $1.5 million of the proceeds of sale of preferred stock.

                                       14

         In connection with the refinancing discussed above, the term loan with a bank was continued and the loan covenants were amended and are similar to those of the new revolving credit facility. Principal payments of $125,000 are due quarterly, and borrowings are secured by a diaper production line.

         For the three months ended March 31, 1996, cash flow used in operating activities totaled $6.6 million and cash flow used in investing activities totaled $1.2 million. The majority of the cash outflows were funded by additional borrowings under the revolving credit facility and the proceeds from the issuance of preferred stock. At March 31, 1996, the Company had borrowings outstanding of $10.2 million under a revolving credit facility and $1.5 million under a term loan. Borrowings outstanding under the revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996 and prime plus 1 3/4% thereafter. Borrowings under the term loan bore interest at prime plus 3% during the first quarter of 1996. As of May 13, 1996, unused borrowing availability under the new revolving credit facility was approximately $.6 million.

         The Company's estimated cash requirements through December 31, 1996, are primarily the funding of working capital needs, including payment of principal and interest on indebtedness ($3.6 million, excluding the payment of principal or interest on the new revolving credit facility), expenditures associated with the relocation of the Company's training pants production operations ($.8 million) and payment of extended accounts payable balances to certain raw material vendors. While not committed, approximately $3.2 million in additional capital expenditures is expected through December 31, 1996. In addition, the Company will be required to pay $1.1 million pursuant to a license agreement in December 1996.

         The Company made deposits in 1995 aggregating $2,265,000 to a diaper line manufacturer in connection with a purchase contract for two production lines. The Company has remaining purchase commitments aggregating $4,826,000 related to these two diaper lines. Management is currently evaluating various methods of financing its remaining commitments for these machines, including lease financing and the possible sale of the machines, which would allow the Company to realize the deposits and fulfill its obligations under the contract. Should the Company not be able to fulfill its obligations under the contract, these deposits could be forfeited and, if forfeited, the Company would be required to expense this amount in such period. Penalty payments, if any, that may be required if the Company is unable to fulfill its obligation to the manufacturer will be expensed when paid.

         The Company believes that the combination of the borrowing availability under the revolving facility, cost reductions and the increased margins from market share growth should allow the Company to meet its debt service and capital expenditure requirements, remain in compliance with its amended financial covenants, manage its business needs and regain profitability.

                                       15
FUTURE OPERATIONS

         The disposable diaper industry is characterized by substantial price competition, which is affected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger branded competitors initiates such pricing changes. The Company typically responds to such pricing changes with changes to its own prices, product counts or promotional programs. The process of implementing such changes may require a number of months, and the Company's operating results and liquidity may be adversely affected. The Company competes with a number of companies, some of which are larger than the Company and have greater financial resources and offer broader product lines.

         Pulp costs are a major component of the total cost to produce a diaper, representing approximately 10 percent of net sales in 1995. While the cost of pulp has declined significantly from the record-high levels experienced in the fourth quarter of 1995, there can be no assurance that if pulp prices rise again the Company will be able to pass those increases to its customers or redesign its products to reduce pulp usage; therefore, operating margins could be adversely affected.

         The Company markets its products in various foreign countries and is, therefore, subject to currency and other economic fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies and the ability of consumers in some foreign countries to afford disposable diapers will affect the Company's results of operations and financial position.

                                       16
PART II. OTHER INFORMATION

 ITEM 5.          OTHER INFORMATION

                  Cautionary Statements:

                  The Company's expectations with respect to future results of operations embodied in oral and written forward looking statements are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations:

                  The disposable diaper industry is characterized by substantial price competition, which is affected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger branded competitors initiates such pricing changes. The Company typically responds to such pricing changes with changes to its own prices, product counts or promotional programs. The process of implementing such changes may require a number of months, and the Company's operating results may be adversely affected.

                  Raw material prices, notably wood pulp, are a major component of the total cost to produce disposable baby diapers and training pants. While the cost of pulp has declined significantly from the record-high levels experienced in the fourth quarter of 1995, there can be no assurance that if pulp prices rise again in the future the Company will be able to pass those increases to its customers or redesign its products to reduce pulp usage; therefore, operating margins could be adversely affected.

                  The Company markets its products in various foreign countries and is, therefore, subject to currency and other economic fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies and the ability of consumers in some foreign countries to afford disposable diapers will affect the Company's results of operations and financial position.
                                       17

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS--There are no exhibits required to be filed as part of this report pursuant to Item 601 of Regulation S-K.

                  (b) REPORTS ON FORM 8-K--A report on Form 8-K was filed on March 1, 1996 related to the Company's completion of a financing package comprised of a revolving credit facility, with a borrowing base of up to $21 million, from Congress Financial Corporation and approximately $9 million of new equity in the form of convertible preferred stock.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DRYPERS CORPORATION



Date:    MAY 14, 1996                   By: /S/ WALTER V. KLEMP
                                                Chairman and Co-Chief
                                                Executive Officer
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)
                                       19