Form 10-Q
period 1996-06-30
DRYPERS CORP
filed 1996-08-13
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $.001 PAR VALUE                     6,649,450 SHARES
             (Class)                          (Outstanding at July 31, 1996)

PART I. FINANCIAL INFORMATION

   ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation:

       Consolidated Balance Sheets -- December 31, 1995 and June 30, 1996.

       Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 1995 and 1996.

       Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1996.

       Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1996.

       Notes to Consolidated Financial Statements.

                               DRYPERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                      December 31    June 30
                                                                         1995         1996
                                                                       ---------    ---------
                                                                       (Audited)   (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash ............................................................   $   2,236    $   2,976
   Accounts receivable, net of allowance for doubtful accounts of
          $940 and $513, respectively ..............................      24,039       24,947
   Inventories .....................................................      10,913       12,751
   Prepaid expenses and other ......................................       3,437        3,556
                                                                       ---------    ---------
      Total current assets .........................................      40,625       44,230

 PROPERTY AND EQUIPMENT, net of depreciation and amortization ......      36,375       36,582

 INTANGIBLE AND OTHER ASSETS, net of amortization of $7,094
          and $8,601, respectively .................................      60,420       59,684
                                                                       ---------    ---------
                                                                       $ 137,420    $ 140,496
                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt, revolver and current portion of term loan ......   $  12,064    $  15,005
   Accounts payable ................................................      19,319       16,788
   Accrued liabilities .............................................      12,839        9,823
                                                                       ---------    ---------
       Total current liabilities ...................................      44,222       41,616
TERM LOAN ..........................................................       1,000          875
SENIOR TERM NOTES ..................................................      43,950       44,036
LONG-TERM SUBORDINATED DEBT TO RELATED PARTIES .....................       2,400        2,400
OTHER LONG-TERM LIABILITIES ........................................       4,026        3,715
                                                                       ---------    ---------
                                                                          95,598       92,642
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 5,000,000 shares authorized,
     -0- and 90,000 shares issued and outstanding, respectively ....        --              1
   Common Stock, $.001 par value, 20,000,000 shares authorized,
     6,619,804 and 6,649,450 shares issued and outstanding,
     respectively ..................................................           7            7
   Additional paid-in capital ......................................      58,482       67,034
   Warrants ........................................................         703          973
   Retained deficit ................................................     (17,370)     (20,161)
                                                                       ---------    ---------
      Total stockholders' equity ...................................      41,822       47,854
                                                                       ---------    ---------
                                                                       $ 137,420    $ 140,496
                                                                       =========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                   Three Months Ended               Six Months Ended
                                                         June 30                        June 30
                                                ---------------------------    --------------------------
                                                   1995            1996           1995            1996
                                                -----------    ------------    -----------    -----------
NET SALES ...................................   $    37,758    $     52,821    $    74,098    $    97,864
COST OF GOODS SOLD ..........................        27,306          31,301         52,436         60,115
                                                -----------    ------------    -----------    -----------
    Gross profit ............................        10,452          21,520         21,662         37,749
SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES        13,627          18,605         25,822         35,716
UNUSUAL EXPENSES ............................          --              --            2,358           --
RESTRUCTURING CHARGE ........................         2,972            --            2,972           --
                                                -----------    ------------    -----------    -----------
     Operating income (loss) ................        (6,147)          2,915         (9,490)         2,033
RELATED PARTY INTEREST EXPENSE ..............            92              88            186            176
OTHER INTEREST EXPENSE, net .................         1,986           2,333          3,606          4,227
                                                -----------    ------------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ...........        (8,225)            494        (13,282)        (2,370)
INCOME TAX PROVISION (BENEFIT) ..............        (2,019)            146         (3,867)           201
                                                -----------    ------------    -----------    -----------
NET INCOME  (LOSS) ..........................        (6,206)            348         (9,415)        (2,571)
PREFERRED STOCK DIVIDEND ....................          --              (165)          --             (220)
                                                -----------    ------------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS .........................   ($    6,206)   $        183    ($    9,415)   ($    2,791)
                                                ===========    ============    ===========    ===========
COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING .............     6,565,711      15,995,725      6,560,894      6,635,401
                                                ===========    ============    ===========    ===========
  NET INCOME ( LOSS) PER COMMON SHARE .......   ($     0.95)   $       0.02    ($     1.43)   ($     0.42)
                                                ===========    ============    ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                             Preferred      Common
                              Shares        Shares                          Additional
                            Issued and    Issued and    Preferred   Common   Paid-In               Retained
                            Outstanding   Outstanding     Stock     Stock    Capital     Warrants  Deficit
                            -----------   -----------   ---------   ------   --------    -------   --------
Balance, January 1, 1996           --       6,619,804        --     $    7   $ 58,482    $   703   ($17,370)

Net loss ................          --            --          --       --         --         --       (2,571)

Issuance of preferred
stock, net ..............        90,000          --             1     --        8,822       --         --

Issuance of common stock
and warrants ............          --          25,000        --       --         (270)       270       --

Preferred stock dividends
($2.50 per share) .......          --            --          --       --         --         --         (220)

Exercise of stock
  options ...............          --           4,646        --       --         --         --         --
                            -----------   -----------   ---------   ------   --------    -------   --------
Balance, June 30, 1996 ..        90,000     6,649,450   $       1   $    7   $ 67,034    $   973   ($20,161)
                            ===========   ===========   =========   ======   ========    =======   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               DRYPERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30
                                                             1995        1996
                                                           -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .............................................    ($9,415)    ($ 2,571)
  Adjustments to reconcile net loss to net
    cash used in operating activities --
     Restructuring charge .............................      2,972         --
     Depreciation and amortization ....................      3,370        3,717
     Provision for deferred income taxes ..............     (4,594)        --
     Deferred rent expense and other ..................        (52)        (221)
     Changes in operating assets and liabilities ......      5,647       (9,431)
                                                           -------     --------
          Net cash used in operating activities .......     (2,072)      (8,506)
                                                           -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................     (4,830)      (1,394)
  Investments in other non-current assets .............       (322)        --
  Payments under non-compete agreement ................       (126)        (126)
                                                           -------     --------
          Net cash used in investing activities .......     (5,278)      (1,520)
                                                           -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolver ...........................      7,687       76,206
  Payments on revolver ................................     (1,024)     (73,015)
  Borrowing (payments) on term loan ...................      2,000         (375)
  Financing related costs .............................       --           (872)
  Net proceeds from issuance of preferred stock .......       --          8,822
  Proceeds from exercise of stock options .............         20         --
                                                           -------     --------
          Net cash provided by financing activities ...      8,683       10,766
                                                           -------     --------
NET INCREASE IN CASH ..................................      1,333          740

CASH AT BEGINNING OF PERIOD ...........................      1,499        2,236
                                                           -------     --------
CASH AT END OF PERIOD .................................    $ 2,832     $  2,976
                                                           =======     ========
SUPPLEMENTAL DISCLOSURE  CASH FLOW INFORMATION:

 Net cash paid  during period for:
  Interest payments ...................................    $ 3,487     $  6,771
  Income tax payments .................................    $   325         --

                  The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the December 31, 1995 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1996.

        The unaudited consolidated financial information as of and for the periods ended June 30, 1995 and 1996, as appropriate, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings and statements of cash flows at the date and for the periods indicated have been made.

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

        Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 and the private issuance of convertible preferred stock. Borrowings under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2% Senior

Notes and transaction-related costs. As of August 8, 1996, unused borrowing availability under the new revolving credit facility was approximately $3,600,000. The Company continues to investigate various alternatives to further improve liquidity including, among other things, the sale of underutilized assets, lease financing of assets and deferral of planned capital expenditures.

        The Company's cash requirements over the next twelve months are primarily the funding of working capital needs, including payment of principal and interest on indebtedness, payment of extended accounts payable balances to certain raw material vendors, payment due under a license agreement and committed investments in machinery and equipment. While not committed, additional capital expenditures are expected over the next twelve months.

        The Company believes that the combination of the borrowing availability under the revolving credit facility, cost reductions and the increased margins from recent market share growth should allow the Company to meet its cash requirements, remain in compliance with its amended debt covenants and manage its business needs.

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

        The disposable diaper industry is characterized by substantial price competition, which is affected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger branded competitors initiates such pricing changes. The Company typically responds to such pricing changes with changes to its own prices, product counts or promotional programs. The process of implementing such changes may require a number of months, and the Company's operating results may be adversely affected. The Company competes with a number of companies, some of which are larger than the Company, have greater financial resources and offer broader product lines.

        The Company markets its products in various foreign countries and is, therefore, subject to currency and other economic fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies and the ability of consumers in some foreign countries to afford disposable diapers will affect the Company's results of operations and financial position.

2.  INVENTORIES

        Inventories at June 30, 1996, consisted of the following (in thousands):

Raw Materials ..........................................                 $ 5,896
Finished Goods .........................................                   6,855
                                                                         -------
                                                                         $12,751
                                                                         =======

3. DEBT

        SHORT-TERM DEBT, REVOLVER AND TERM LOAN

        On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. The indenture governing the Company's 12-1/2% Senior Notes restricts borrowing under the facility to the greater of $15,000,000 or 75 percent of accounts receivable. Borrowings are collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. Borrowings under the new revolving credit facility and a portion of the proceeds from the preferred stock sale were used to repay the existing credit facility, the previously deferred interest on the 12-1/2% Senior Notes, extended accounts payable balances and transaction costs.

        The Company had borrowings outstanding of $13,886,000 under a revolving credit facility and $1,375,000 under a term loan with a bank as of June 30, 1996. Borrowings outstanding under the revolving credit facility bore interest at prime plus 3% percent from January 1, 1996 through February 29, 1996 and prime plus 1 3/4% thereafter. Borrowings under the term loan bear interest at prime plus 3%.

        The new revolving credit facility and term loan, as amended, require the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $10,500,000 through December 31, 1996, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $48,000,000 from February 29, 1996, through September 30, 1996, of at least $49,000,000 from October 1, 1996, through December 30, 1996, of at least $50,500,000 from December 31, 1996, through December 30, 1997, of at least $52,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of June 30, 1996.

   SENIOR TERM NOTES

        Long-term debt under senior term notes at June 30, 1996 consisted of the following (in thousands):

12-1/2% Senior Notes, interest due semiannually on
May 1 and November 1, principal due November 1,
2002, net of unamortized debt discount of $964 ..................        $44,036
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

 4. PREFERRED STOCK

        During the six months ended June 30, 1996, the Company sold 90,000 shares of the Company's Series A Senior Convertible Cumulative 7.5% Preferred Stock ("7.5% Preferred Stock") for $8.8 million, net of related issuance costs. The 7.5% Preferred Stock is convertible at the discretion of the holders, at a rate of 100 shares of common stock per share of 7.5% Preferred Stock, into 9.0 million shares of the Company's common stock. Dividends accrue at the rate of $7.50 per share, per year, and are payable only upon the conversion or redemption of the 7.5% Preferred Stock or on December 1, 2003. The preferred shares have a liquidation preference of $100 per share. Holders of the 7.5% Preferred Stock have 100 votes per share. Common and common equivalent shares used in the computation of earnings per share for the three months ended June 30, 1996 include the 9,000,000 common shares issuable upon conversion of the 90,000 shares of convertible preferred stock discussed above. However, such common stock equivalents were not included in the computation of earnings per share for the six months ended June 30, 1996, as the impact would be antidilutive.

5.  COMMITMENTS AND CONTINGENCIES

        During 1995, the Company made deposits aggregating $2.3 million to a diaper line manufacturer in connection with a purchase contract for two production lines. The Company has subsequently made a progress payment of approximately $785,000 in August 1996. The Company has remaining purchase commitments aggregating $4.0 million related to these two diaper lines. Management is currently evaluating various methods of financing its remaining commitments for these machines, including lease financing and the possible sale of the machines, which would allow the company to realize the deposits and fulfill its obligations under the contract. Should the Company not be able to fulfill its obligations under the contract, these deposits could be forfeited and, if forfeited, the Company would be required to expense this amount in such period.

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

        This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve assumptions and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, competitive and economic factors, price changes by competitors, increases in costs of raw materials, timing of technological advances by the Company and its competitors, lack of acceptance by consumers of new products, and other factors discussed below and elsewhere herein. See Item 5. "Other Information on Cautionary Statements" below.

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

        Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 and the private issuance of convertible preferred stock. Availability under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2% Senior Notes and transaction-related costs. As of August 8, 1996, unused borrowing availability under the new revolving credit facility was approximately $3,600,000. The

Company continues to investigate various alternatives to further improve liquidity including, among other things, the sale of underutilized assets, lease financing of assets and deferral of planned capital expenditures.

        In the third quarter of 1995, management began implementing a plan to reduce costs offset in part by promotional spending incurred in an effort to increase market share. The major components of the cost reduction program include, among others, the closure of the Houston, Texas plant, reduction of manufacturing and general overhead costs and improved product design. In conjunction with the consolidation of the Company's domestic operations, the Company has relocated its training pants production operations to provide for further reductions in operating costs. Due to increased demand for the Company's training pants products experienced throughout 1995, the relocation of the training pants production operation did not occur until late February 1996. The full benefit of the cost reduction plan is not expected to be realized until the third quarter of 1996.

RESULTS OF OPERATIONS

        The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and the six months ended June 30, 1995 and 1996.

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30                JUNE 30
                                    -------------------    -------------------
                                     1995        1996       1995        1996
                                    -------     -------    -------     -------
Net sales .......................     100.0%      100.0%     100.0%      100.0%
Cost of goods sold ..............      72.3        59.3       70.8        61.4
                                    -------     -------    -------     -------
Gross profit ....................      27.7        40.7       29.2        38.6
Selling, general and
  administrative expenses .......      36.1        35.2       34.8        36.5
Unusual expenses ................    --          --            3.2      --
Restructuring charge ............       7.9      --            4.0      --
                                    -------     -------    -------     -------
Operating income (loss) .........     (16.3)        5.5      (12.8)        2.1
Interest expense, net ...........       5.5         4.6        5.1         4.5
                                    -------     -------    -------     -------
Income (loss) before taxes ......     (21.8)         .9      (17.9)       (2.4)
Income taxes ....................      (5.3)         .3       (5.2)         .2
                                    -------     -------    -------     -------
Net income (loss) ...............     (16.5)%        .6%     (12.7)%      (2.6)%
                                    =======     =======    =======     =======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

        NET SALES. Net sales increased 39.7% to $52.8 million for the three months ended June 30, 1996 from $37.8 million for the three months ended June 30, 1995. The increase was primarily due to market share growth of the Company's domestic premium brand diapers and training pants as well as growth in the Company's international operations. The domestic premium diaper sales increase was driven by continued strong acceptance of the Company's improved thin product and, in part, due to the new baking soda product introduced in May 1996 and increased distribution from the heavy promotional spending and couponing during the three months ended March 31, 1996. Drypers training pants volume increased due to product improvements, new packaging and more favorable pricing.

        COST OF GOODS SOLD. Cost of goods sold decreased as a percentage of net sales to 59.3% for the three months ended June 30, 1996 compared to 72.3% for the three months ended June 30, 1995. The 13.0% decrease is primarily due to lower conversion costs (resulting from the closure of the Houston, Texas plant and improved efficiencies) being allocated over increased pad production, reduced pulp prices and raw material usage and slightly increased unit sales prices.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased as a percentage of net sales to 35.2% for the three months ended June 30, 1996 compared to 36.1% of net sales for the three months ended June 30, 1995. The total decrease reflects a decrease in general and administrative expenses as a percentage of net sales, offset by an increase in couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total sales.

        RESTRUCTURING CHARGE. Operating results for the second quarter of 1995 include a restructuring charge of approximately $3.0 million. As part of the restructuring, the Company implemented a plan to realign and consolidate its operations, a move intended to allow the Company the flexibility to react to other business opportunities and utilize its excess capacity while reducing costs. The plan provided for consolidation of the Company's domestic operations from three production facilities to two in an effort to curtail the costs associated with idle capacity. The Company has also reduced its work force. The restructuring charge includes a $2.0 million provision for the writedown of idled equipment to net realizable value and a $1.0 million charge related to lease termination costs for the Houston, Texas facility.

        INTEREST EXPENSE. Interest expense was $2.4 million for the three months ended June 30, 1996 compared to $2.1 million for the three months ended June 30, 1995. The increase was primarily a result of increased borrowing under the revolving credit facility and the additional term note financing obtained in late April 1995 to fund working capital and capital expenditure requirements. In addition, the interest rate paid on the revolving credit facility during the second quarter of 1996 was prime plus 1 3/4% as compared to prime plus 1/2% during the second quarter of 1995. Additionally, amortization of deferred loan costs related to the refinancing and interest on certain notes payable contributed to the increase in interest expense over the prior year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

        NET SALES. Net sales increased 32.1% to $97.9 million for the six months ended June 30, 1996 from $74.1 million for the six months ended June 30, 1995. The increase was primarily due to market share growth of the Company's domestic premium brand diapers and training pants as well as growth in the Company's international operations. The domestic premium diaper sales increase was driven by continued strong acceptance of the Company's improved thin product and, in part, due to the new baking soda product introduced in May 1996 and increased distribution from the heavy promotional spending and couponing during the three months ended March 31, 1996. Drypers training pants volume increased due to product improvements, new packaging and more favorable pricing.

        COST OF GOODS SOLD. Cost of goods sold decreased as a percentage of net sales to 61.4% for the six months ended June 30, 1996 compared to 70.8% for the six months ended June 30, 1995. The 9.4% decrease is primarily due to reduced pulp prices and raw material usage, lower conversion costs (resulting from the closure of the Houston, Texas plant and improved efficiencies) being allocated over increased pad production, and slightly increased unit sales prices, offset by costs incurred to secure training pant product from an external source.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased as a percentage of net sales to 36.5% for the six months ended June 30, 1996 compared to 34.8% of net sales for the six months ended June 30, 1995. The increase reflects higher couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total sales, offset by a decrease in general and administrative expenses as a percentage of net sales.

        UNUSUAL EXPENSES. Procter & Gamble's Luvs brand was repositioned again in the first quarter of 1995 with a reduction in the number of diapers per package and a reduction in price per diaper. Late in the first quarter of 1995, the Company responded with another repositioning of its own, lowering package counts and prices, to restore a favorable pricing spread between the Drypers brand and the other national brands. As part of this repositioning, the Company recognized $2.4 million of promotional expenses and inventory adjustments which were recorded as an unusual expense in the first quarter of 1995.

        RESTRUCTURING CHARGE. Operating results for the second quarter of 1995 include a restructuring charge of approximately $3.0 million. As part of the restructuring, the Company implemented a plan to realign and consolidate its operations, a move intended to allow the Company the flexibility to react to other business opportunities and utilize its excess capacity while reducing costs. The plan provided for consolidation of the Company's domestic operations from three production facilities to two in an effort to curtail the costs associated with idle capacity. The Company has also reduced its work force. The restructuring charge includes a $2.0 million provision for the writedown of idled equipment to net realizable value and a $1.0 million charge related to lease termination costs for the Houston, Texas facility.

        INTEREST EXPENSE. Interest expense was $4.4 million for the six months ended June 30, 1996 compared to $3.8 million for the six months ended June 30, 1995. The increase was primarily a result of increased borrowing under the revolving credit facility and the additional term note financing obtained in late April 1995 to fund working capital and capital expenditure requirements. In addition, the interest rate paid on the revolving credit facility during the second quarter of 1996 was prime plus 1 3/4% as compared to prime plus 1/2% during the first half of 1995. Additionally, amortization of deferred loan costs related to the refinancing and interest on certain notes payable contributed to the increase in interest expense over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        On February 29, 1996, the Company established a new three-year revolving credit facility, with a borrowing base of up to $21 million, with a financial institution. Borrowings under the facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. The indenture governing the Company's 12-1/2% Senior Notes restricts borrowing under the facility to the greater of $15.0 million or 75 percent of accounts receivable. Borrowings under this facility are secured by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. In addition, the Company received approximately $8.8 million from the private placement of convertible preferred stock, net of related issuance costs. All balances outstanding under the previous revolving credit facility with a bank were paid on March 1, 1996, with borrowings under the new revolving credit facility and approximately $1.5 million of the proceeds from the sale of preferred stock.

        In connection with the refinancing discussed above, the term loan with a bank was continued and the loan covenants were amended and are similar to those of the new revolving credit facility. Principal payments of $125,000 are due quarterly, and borrowings are secured by a diaper production line.

        For the six months ended June 30, 1996, cash flow used in operating activities totaled $8.5 million and cash flow used in investing activities totaled $1.5 million. Such use was the result of returning the working capital structure to normal operating levels. The majority of the cash outflows were funded by additional borrowings under the revolving credit facility and the proceeds from the issuance of preferred stock. At June 30, 1996, the Company had borrowings outstanding of $13.9 million under a revolving credit facility and $1.4 million under a term loan. Borrowings outstanding under the revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996 and prime plus 1 3/4% thereafter. Borrowings under the term loan bear interest at prime plus 3%. As of August 8, 1996, unused borrowing availability under the new revolving credit facility was approximately $3.6 million.

        The Company's estimated cash requirements over the next twelve months are primarily the funding of working capital needs, including payment of principal and interest on indebtedness and payment of extended accounts payable balances to certain raw material vendors. In addition, the Company will be required to pay approximately $1.0 million pursuant to a license agreement in December 1996.

        The Company made deposits in 1995 aggregating $2.3 million to a diaper line manufacturer in connection with a purchase contract for two production lines. The Company has subsequently made a progress payment of approximately $785,000 in August 1996. The Company has remaining purchase commitments aggregating $4.0 million related to these two diaper lines. Management is currently evaluating various methods of financing its remaining commitments for these machines, including lease financing and the possible sale of the machines, which would allow the Company to realize the deposits and fulfill its obligations under the contract. Should the Company not be able to fulfill its obligations under the contract, these deposits could be forfeited and, if forfeited, the Company would be required to expense this amount in such period. Penalty payments, if any, that may be required if the Company is unable to fulfill its obligation to the manufacturer will be expensed when paid. While not committed, approximately $3.2 million in additional capital expenditures is expected through December 31, 1996.

        The Company believes that the combination of the borrowing availability under the revolving credit facility, financing of its remaining commitments for the diaper lines discussed above, cost reductions and the increased margins from market share growth should allow the Company to meet its debt service and capital expenditure requirements, remain in compliance with its amended financial covenants and manage its business needs.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       (a)    Annual Meeting of Stockholders--May 28,1996.

       (b)    Inapplicable.

       (c) On May 28, 1996, the Stockholders voted in regard to the following proposals:

              PROPOSAL NO. 1 -- To elect two persons to serve as directors of the Company for a three-year term or until their respective successors are duly elected and qualified.

              PROPOSAL NO. 2 -- To consider and vote on a proposal to amend and restate the Drypers Corporation 1995 Key Employee Stock Option Plan to increase the aggregate number of shares of the Company's common stock with respect to which options may be granted under the plan.

              PROPOSAL NO. 3 -- To consider and vote on a proposal to adopt a new non-employee director stock option plan.

              PROPOSAL NO. 4 -- To consider and vote on a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996.

              As of April 22, 1996, the record date for determining stockholders entitled to vote at the Annual Meeting of Stockholders, the Company had outstanding and entitled to vote 6,707,699 shares of Common Stock and 88,000 shares of Senior Convertible 7.5% Preferred Stock. Holders of the 7.5% Preferred Stock have 100 votes per share.

              (See next page for voting information on each proposal.)

The following table lists the votes cast for each proposal:

                                                      Nubmer of Shares
                     |              For                |           Against            |          Abstain           | Broker
- ------------------------------------------------------------------------------------------------------------------------------
Proposal                Total       Commmon   Preferred    Total   Commmon  Preferred   Total   Commmon   Preferred  Non-Votes
- ------------------------------------------------------------------------------------------------------------------------------
No. 1
- ------------------------------------------------------------------------------------------------------------------------------
Raymond M. Chambers   14,021,217   5,221,217   88,000     507,796   507,796     --       --       --          --          --
- ------------------------------------------------------------------------------------------------------------------------------
Gary L. Forbes ....   14,018,217   5,218,217   88,000     510,796   510,796     --       --       --          --          --
- ------------------------------------------------------------------------------------------------------------------------------
No. 2 .............   11,260,323   2,460,323   88,000   1,052,567 1,052,567     --     22,953   22,953        --     2,193,170
- ------------------------------------------------------------------------------------------------------------------------------
No. 3 .............   11,715,966   2,915,966   88,000     772,828   772,828     --     35,650   35,650        --     2,004,569
- ------------------------------------------------------------------------------------------------------------------------------
No. 4 .............   14,472,195   5,672,195   88,000      43,402    43,402     --     13,416   13,416        --          --
- ------------------------------------------------------------------------------------------------------------------------------

ITEM 4.               (Continued).

       (d)    Inapplicable.

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

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS-- Reference is made to the Exhibit Index on page 22 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

       (b) REPORTS ON FORM 8-K--No reports on Form 8-K were filed for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DRYPERS CORPORATION

Date:   AUGUST 13, 1996                            By: /s/ WALTER V. KLEMP
                                                   Chairman and Co-Chief
                                                   Executive Officer
                                                   (Duly Authorized Officer)
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

   EXHIBIT NUMBER AND DESCRIPTION                                  PAGE NUMBER


   27.    Financial Data Schedule.                                     23