Form 10-Q
period 1996-09-30
DRYPERS CORP
filed 1996-11-13
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1996

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

                       [X] Yes                        [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $.001 PAR VALUE                      6,851,154 SHARES
    -----------------------------                      ----------------
             (Class)                           (Outstanding at October 16, 1996)

PART I.        FINANCIAL INFORMATION

  ITEM 1.      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation:

               Consolidated Balance Sheets -- December 31, 1995 and September 30, 1996.

               Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 1995 and 1996.

               Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1996.

               Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1996.

               Notes to Consolidated Financial Statements.

                               DRYPERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      ( IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                    DECEMBER 31 SEPTEMBER 30
                                                                       1995        1996
                                                                     ----------   --------
                                                                      (AUDITED)  (UNAUDITED)
CURRENT ASSETS:
    Cash .........................................................   $   2,236    $   4,420
    Accounts receivable, net of allowance for doubtful accounts of
          $940 and $1,013, respectively ..........................      24,039       24,644
    Inventories ..................................................      10,913       12,663
    Prepaid expenses and other ...................................       3,437        3,861
                                                                     ---------    ---------
       Total current assets ......................................      40,625       45,588

 PROPERTY AND EQUIPMENT, net of depreciation and amortization ....      36,375       36,959

 INTANGIBLE AND OTHER ASSETS, net of amortization of $7,094
          and $9,346, respectively ...............................      60,420       59,113
                                                                     ---------    ---------
                                                                     $ 137,420    $ 141,660
                                                                     =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt, revolver and current portion of term loan ...   $  12,064    $  15,904
    Accounts payable .............................................      19,319       14,382
    Accrued liabilities ..........................................      12,839       11,031
                                                                     ---------    ---------
        Total current liabilities ................................      44,222       41,317
TERM LOAN ........................................................       1,000          750
SENIOR TERM NOTES ................................................      43,950       44,079
LONG-TERM SUBORDINATED DEBT TO RELATED PARTIES ...................       2,400        2,400
OTHER LONG-TERM LIABILITIES ......................................       4,026        3,618
                                                                     ---------    ---------
                                                                        95,598       92,164
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 5,000,000 shares authorized,
      -0- and 90,000 shares issued and outstanding, respectively .        --              1
    Common Stock, $.001 par value, 20,000,000 shares authorized,
      6,619,804 and 6,649,450 shares issued and
      outstanding, respectively ..................................           7            7
    Additional paid-in capital ...................................      58,482       67,034
    Warrants .....................................................         703          973
    Retained deficit .............................................     (17,370)     (18,519)
                                                                     ---------    ---------
       Total stockholders' equity ................................      41,822       49,496
                                                                     ---------    ---------
                                                                     $ 137,420    $ 141,660
                                                                     =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30

                                                    1995           1996           1995           1996
                                                -----------    ------------    -----------    -----------
NET SALES ...................................   $    43,295    $     55,066    $   117,393    $   152,929

COST OF GOODS SOLD ..........................        30,478          33,192         82,914         93,306
                                                -----------    ------------    -----------    -----------
    Gross profit ............................        12,817          21,874         34,479         59,623

SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES        13,334          17,535         39,158         53,249

UNUSUAL EXPENSES ............................          --              --            2,358           --

RESTRUCTURING CHARGE ........................          --              --            2,972           --
                                                -----------    ------------    -----------    -----------
     Operating income (loss) ................          (517)          4,339        (10,009)         6,374

RELATED PARTY INTEREST EXPENSE ..............            92              88            278            264

OTHER INTEREST EXPENSE, net .................         1,983           2,122          5,587          6,347
                                                -----------    ------------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ...........        (2,592)          2,129        (15,874)          (237)

INCOME TAX PROVISION (BENEFIT) ..............            64             173         (3,803)           374
                                                -----------    ------------    -----------    -----------
NET INCOME  (LOSS) ..........................        (2,656)          1,956        (12,071)          (611)

PREFERRED STOCK DIVIDEND ....................          --              (172)          --             (392)
                                                -----------    ------------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS .........................   ($    2,656)   $      1,784    ($   12,071)   ($    1,003)
                                                ===========    ============    ===========    ===========
COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING .............     6,600,866      16,118,794      6,574,218      6,640,084
                                                ===========    ============    ===========    ===========
  NET INCOME ( LOSS) PER COMMON SHARE .......   ($     0.40)   $       0.12    ($     1.84)   ($     0.15)
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

                               DRYPERS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                    PREFERRED        COMMON
                                      SHARES         SHARES                                ADDITIONAL
                                    ISSUED AND     ISSUED AND     PREFERRED    COMMON       PAID-IN                         RETAINED
                                   OUTSTANDING    OUTSTANDING       STOCK      STOCK        CAPITAL        WARRANTS          DEFICIT
                                   ----------      ----------     ---------   -------      ---------        -------         --------
Balance, January 1, 1996 ...           --           6,619,804         --         $7         $ 58,482          $703         ($17,370)

Net loss ...................           --                --           --         --             --             --              (611)

Issuance of preferred
stock, net .................         90,000              --           $1         --            8,822           --              --

Issuance of common stock
and warrants ...............           --              25,000         --         --             (270)          270             --

Preferred stock dividends
($4.36 per share) ..........           --                --           --         --             --             --              (392)

Exercise of stock options ..           --               4,646         --         --             --             --              --
                                     ------         ---------        ---        ---         --------          ----         --------

Balance, September 30, 1996          90,000         6,649,450         $1         $7         $ 67,034          $973         ($18,373)
                                     ======         =========        ===        ===         ========          ====         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                      September 30
                                                                 1995              1996
                                                               --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................         ($12,071)         ($    611)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities --
     Restructuring charge ............................            2,972               --
     Depreciation and amortization ...................            5,333              5,646
     Provision for deferred income taxes .............           (4,594)              --
     Deferred rent expense and other .................              (52)              (273)
     Changes in operating assets and liabilities .....           12,028            (10,061)
                                                               --------          ---------
          Net cash provided by (used in)
            operating activities .....................            3,616             (5,299)
                                                               --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .................           (6,445)            (3,537)
  Investments in other non-current assets ............             (677)              (431)
  Payments under non-compete agreement ...............             (189)              (189)
                                                               --------          ---------
          Net cash used in investing activities ......           (7,311)            (4,157)
                                                               --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolver ..........................           12,248            119,428
  Payments on revolver ...............................          (11,258)          (115,338)
  Borrowing (payments) on term loan ..................            1,875               (500)
  Financing related costs ............................             --                 (773)
  Net proceeds from issuance of preferred stock ......             --                8,823
  Proceeds from exercise of stock options ............               20               --
                                                               --------          ---------
          Net cash provided by financing activities ..            2,885             11,640
                                                               --------          ---------
NET INCREASE (DECREASE IN CASH) ......................             (810)             2,184

CASH AT BEGINNING OF PERIOD ..........................            1,499              2,236
                                                               --------          ---------
CASH AT END OF PERIOD ................................         $    689          $   4,420
                                                               ========          =========
SUPPLEMENTAL DISCLOSURE  CASH FLOW INFORMATION:

 Net cash paid during period for:
  Interest payments ..................................         $  3,802          $   7,275
  Income tax payments ................................         $    325               --

  The accompanying notes are an integral part of these consolidated financial statements.

                               DRYPERS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the December 31, 1995 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1996.

        The unaudited consolidated financial information as of and for the periods ended September 30, 1995 and 1996, as appropriate, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the periods indicated have been made.

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

2.  INVENTORIES

        Inventories at September 30, 1996, consisted of the following (in thousands):

              Raw Materials ....................        $ 5,233
              Finished Goods ...................          7,430
                                                        -------
                                                        $12,663
                                                        =======
3. DEBT

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

        The Company had borrowings outstanding of $14,610,000 under a revolving credit facility and $1,250,000 under a term loan with a bank as of September 30, 1996. Borrowings outstanding under the revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996 and prime plus 1 3/4% thereafter. Borrowings under the term loan bear interest at prime plus 3%.

        The revolving credit facility and term loan, as amended, require the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $10,500,000 through December 31, 1996, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $48,000,000 through September 30, 1996, of at least $49,000,000 from October 1, 1996, through December 30, 1996, of at least $50,500,000 from December 31, 1996, through December 30, 1997, of at least $52,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of September 30, 1996.

   SENIOR TERM NOTES

        Long-term debt under senior term notes at September 30, 1996 consisted of the following (in thousands):

         12-1/2% Senior Notes, interest due semiannually on
          May 1 and November 1, principal due November 1,
          2002, net of unamortized debt discount of $921 .........  $44,079
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

        In October 1996, the indenture governing the Company's 12-1/2% Senior Notes was amended to allow, among other things, increased borrowing under the revolving credit facility and additional flexibility for certain business investments. The Company issued approximately 200,000 shares of $.001 par value common stock to certain bondholders as consideration for their consent to these indenture modifications.

   4. PREFERRED STOCK

        During the nine months ended September 30, 1996, the Company sold 90,000 shares of the Company's Series A Senior Convertible Cumulative 7.5% Preferred Stock ("7.5% Preferred Stock") for $8.8 million, net of related issuance costs. The 7.5% Preferred Stock is convertible at the discretion of the holders, at a rate of 100 shares of common stock per share of 7.5% Preferred Stock, into 9.0 million shares of the Company's common stock. Dividends accrue at the rate of $7.50 per share, per year, and are payable only upon the conversion or redemption of the 7.5% Preferred Stock or on December 1, 2003. The preferred shares have a liquidation preference of $100 per share. Holders of the 7.5% Preferred Stock have 100 votes per share. Common and common equivalent shares used in the computation of earnings per share for the three months ended September 30, 1996 include the 9,000,000 common shares issuable upon conversion of the 90,000 shares of convertible preferred stock discussed above. However, such common stock equivalents were not included in the computation of earnings per share for the nine months ended September 30, 1996, as the impact would be antidilutive.

5.  COMMITMENTS AND CONTINGENCIES

        During 1995, the Company made deposits aggregating $2.3 million to a diaper line manufacturer in connection with a purchase contract for two production lines. The Company has additionally made a progress payment of approximately $800,000 in August 1996. The Company has remaining purchase commitments aggregating $4.0 million related to these two diaper lines. On November 7, 1996, the Company entered into a letter of intent with a lease financing company to provide financing on the first production line. Delivery of this line is scheduled for the fourth quarter of 1996 and will be operating in the first quarter of 1997. Negotiations are in process for a lease commitment on the second production line, which would allow the Company to realize the deposits and fulfill its obligations under the contract. Should the Company not be able to fulfill its obligations for the second production line under the contract, approximately $1.1 million of these deposits could be forfeited and, if forfeited, the Company would be required to expense this amount in such period.

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

RECENT DEVELOPMENTS

        During the first quarter of 1995, the Company repositioned its diaper products in response to similar activity by its competitors. In response to continued market pressures, the Company announced a plan in the second quarter of 1995, to realign and consolidate its domestic operations. Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 and the private issuance of convertible preferred stock. Availability under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2% Senior Notes and transaction-related costs. As of November 11, 1996, unused borrowing availability under the new revolving credit facility was approximately $2.8 million. The Company continues to investigate various alternatives to further improve liquidity including, among other things, lease financing of assets, establishing revolving credit lines at the subsidiary level and deferral of planned capital expenditures.

        In the third quarter of 1995, management began implementing a plan to reduce costs which was offset in part by an increase in promotional spending incurred in an effort to increase market share. The major components of the cost reduction program include, among others, the closure of the Houston, Texas plant, reduction of manufacturing and general overhead costs and improved product design.

        The Company has reached agreement, subject to certain conditions, to acquire Pannolini de Mexico, S.A. de C.V., its contract manufacturer in Mexico. This will allow the Company to expand its production in Mexico, as currently only one-third of Pannolini's production is for the Company. The acquisition is expected to be modestly accretive to earnings beginning in the first quarter of 1997 and should allow the Company to improve its profitability and expand its market share in Mexico.

RESULTS OF OPERATIONS

        The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and the nine months ended September 30, 1995 and 1996.

                                      Three Months Ended      Nine Months Ended
                                         September 30           September 30
                                       1995        1996       1995        1996
                                      -----       -----      -----       -----
Net sales .......................     100.0%      100.0%     100.0%      100.0%
Cost of goods sold ..............      70.4        60.3       70.6        61.0
                                      -----       -----      -----       -----
Gross profit ....................      29.6        39.7       29.4        39.0
Selling, general and
administrative expenses .........      30.8        31.8       33.4        34.8
Unusual expenses ................      --          --          2.0        --
Restructuring charge ............      --          --          2.5        --
                                      -----       -----      -----       -----
Operating income (loss) .........      (1.2)        7.9       (8.5)        4.2
Interest expense, net ...........       4.8         4.0        5.0         4.3
                                      -----       -----      -----       -----
Income (loss) before taxes ......      (6.0)        3.9      (13.5)        (.1)
Income taxes ....................        .1          .3       (3.2)         .2
                                      -----       -----      -----       -----
                                                                         -----
Net income (loss) ...............      (6.1)%       3.6%     (10.3)%       (.3)%
                                      =====       =====      =====       =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        NET SALES. Net sales increased 27.2% to $55.1 million for the three months ended September 30, 1996 from $43.3 million for the three months ended September 30, 1995. The increase was primarily due to market share growth of the Company's domestic premium brand diapers and training pants as well as growth in international sales. The domestic premium diaper sales increase was driven by strong acceptance of the Company's new baking soda product introduced in the second quarter of 1996 and increased distribution within the grocery segment. The Company's training pants volume increased due to product improvements, new packaging and more favorable pricing. Growth in international sales was driven by increased distribution.

        COST OF GOODS SOLD. Cost of goods sold decreased as a percentage of net sales to 60.3% for the three months ended September 30, 1996 compared to 70.4% for the three months ended September 30, 1995. The 10.1% decrease is primarily due to reduced pulp prices and raw material usage, lower conversion costs and modest increases in unit sales prices.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased as a percentage of net sales to 31.8% for the three months ended September 30, 1996 compared to 30.8% of net sales for the three months ended September 30, 1995. The total increase reflects higher couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total sales, offset by a decrease in general and administrative expenses as percentage of net sales.

        INTEREST EXPENSE. Interest expense was $2.2 million for the three months ended September 30, 1996 compared to $2.1 million for the three months ended September 30, 1995. The increase reflects increased borrowings and interest rates under the new revolving credit facility and amortization of deferred loan costs related to the refinancing.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        NET SALES. Net sales increased 30.3% to $152.9 million for the nine months ended September 30, 1996 from $117.4 million for the nine months ended September 30, 1995. The increase was primarily due to market share growth of the Company's domestic premium brand diapers and training pants as well as growth in international sales. The domestic premium diaper sales increase was driven by continued strong acceptance of the Company's improved thin product, the new baking soda product introduced in May 1996 and increased distribution. The Company's training pants volume increased due to product improvements, new packaging and more favorable pricing. Growth in international sales was driven by increased distribution.

        COST OF GOODS SOLD. Cost of goods sold decreased as a percentage of net sales to 61.0% for the nine months ended September 30, 1996 compared to 70.6% for the nine months ended September 30, 1995. The 9.6% decrease from 1995 levels reflects reduced pulp prices and raw material usage, lower per unit conversion costs and slightly increased unit sales prices, offset by product purchases from a third party to meet sales demand.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased as a percentage of net sales to 34.8% for the nine months ended September 30, 1996 compared to 33.4% of net sales for the nine months ended September 30, 1995. The total increase reflects higher couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total sales, offset by a decrease in general and administrative expenses as percentage of net sales.

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

        RESTRUCTURING CHARGE. Operating results for the second quarter of 1995 include a restructuring charge of approximately $3.0 million. As part of the restructuring, the Company implemented a plan to realign and consolidate its domestic operations from three production facilities to two. The Company also reduced its work force.

        INTEREST EXPENSE. Interest expense was $6.6 million for the nine months ended September 30, 1996 compared to $5.9 million for the nine months ended September 30, 1995. The increase reflects increased borrowings and interest rates under the new revolving credit facility and amortization of deferred loan costs related to the refinancing.

LIQUIDITY AND CAPITAL RESOURCES

        On February 29, 1996, the Company established a new three-year revolving credit facility, with a borrowing base of up to $21 million, with a financial institution. Borrowings under the facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. In October 1996, the indenture governing the Company's 12-1/2% Senior Notes was amended to allow, among other things, increased borrowing under the revolving credit facility and additional flexibility for certain business investments. Borrowings under this facility are secured by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. In addition, the Company received approximately $8.8 million from the private placement of convertible preferred stock, net of related issuance costs. All balances outstanding under the previous revolving credit facility with a bank were paid on March 1, 1996, with borrowings under the new revolving credit facility and approximately $1.5 million of the proceeds from the sale of preferred stock.

        In connection with the refinancing discussed above, the term loan with a bank was continued and the loan covenants were amended and are similar to those of the new revolving credit facility. Principal payments of $125,000 are due quarterly, and borrowings are secured by a diaper production line.

        For the nine months ended September 30, 1996, cash used in operating activities totaled $5.3 million as a result of returning the Company's working capital structure to normal operating levels. Cash used in investing activities totaled $4.2 million. The majority of the cash outflows were funded by additional borrowings under the revolving credit facility and the proceeds from the issuance of preferred stock. At September 30, 1996, the Company had borrowings outstanding of $14.6 million under a revolving credit facility and $1.3 million under a term loan. Borrowings outstanding under the revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996 and prime plus 1 3/4% thereafter. Borrowings under the term loan bear interest at prime plus 3%. As of November 11, 1996, unused borrowing availability under the new revolving credit facility was approximately $2.8 million.

        The Company's estimated cash requirements over the next twelve months are primarily the funding of working capital needs, including payment of principal and interest on indebtedness and planned capital expenditures. In addition, the Company will be required to pay $800,000 pursuant to a license agreement in December 1996.

        The Company made deposits in 1995 aggregating $2.3 million to a diaper line manufacturer in connection with a purchase contract for two production lines. The Company has additionally made a progress payment of approximately $800,000 in August 1996. The Company has remaining purchase commitments aggregating $4.0 million related to these two diaper lines. On November 7, 1996, the Company entered into a letter of intent with a lease financing company to provide financing on the first production line. Delivery of this line is scheduled for the fourth quarter of 1996 and will be operating in the first quarter of 1997. Negotiations are in process for a lease commitment on the second production line, which would allow the Company to realize the deposits and fulfill its obligations under the contract. Should the Company not be able to fulfill its obligations for the second production line under the contract, approximately $1.1 million of these deposits could be forfeited and, if forfeited, the Company would be required to expense this amount in such period. While not committed, approximately $1 million in additional capital expenditures are expected through December 31, 1996.

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

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

               (a) EXHIBITS-- Reference is made to the Exhibit Index on page 18 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

               (b) REPORTS ON FORM 8-K--No reports on Form 8-K were filed for the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DRYPERS CORPORATION

Date:          NOVEMBER 13, 1996                   By: /S/ JONATHAN FOSTER
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NUMBER AND DESCRIPTION
------------------------------
 4.1 First Supplemental Indenture dated October 2, 1996, between Drypers Corporation and Wells Fargo
       Bank Texas National Association, as Trustee.

27.    Financial Data Schedule.