Form 10-K405
period 1996-12-31
DRYPERS CORP
filed 1997-03-31
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23422

                               DRYPERS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                           76-0344044
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

              1415 WEST LOOP NORTH
                 HOUSTON, TEXAS                           77055
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 682-6848

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.001 par value
                Rights to Purchase Common Stock, $.001 par value
                              (TITLE OF EACH CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock (common stock and senior convertible cumulative 7-1/2% preferred stock) held by non-affiliates of the Registrant based upon the price at which the common stock was sold on February 28, 1997: $41,899,461

    Number of shares of common stock outstanding as of February 28, 1997:
8,252,272

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III, Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Drypers Corporation (collectively, Drypers Corporation and all of its wholly owned subsidiaries, are referred to as the "Company" or "Drypers" throughout this report, unless otherwise indicated) manufactures and markets premium quality, value-oriented disposable baby diapers under the brand name DRYPERS(R) and other brand names internationally. The Company also manufactures and markets disposable training pants under the DRYPERS(R) brand name as well as lower priced, value-oriented branded disposable baby diapers, private label disposable baby diapers and training pants, and premoistened wipes. To date, Drypers has marketed its products primarily in grocery stores throughout the United States, and in certain international markets, including Latin America and the Pacific Rim. The United States grocery store market for disposable diapers and training pants in 1996 represented approximately 54% of the $3.7 billion total domestic disposable diaper and training pants market. The Company believes that its brands represented 5.8% of the dollar volume and 6.2% of the unit volume in the total grocery category during 1996. However, the Company estimates that its brands have market shares as high as 20% in its more established domestic grocery store markets. The Company believes that it is the third largest manufacturer of branded disposable diapers in the United States and one of the nation's largest manufacturers of branded disposable training pants. The Company's strategy for continued growth includes further penetration of existing distribution channels and expansion of international operations, both internally and through acquisitions.

From its inception in 1987 through 1991, the Company distributed its products primarily in the southern and southwestern regions of the United States and grew to become one of the three largest regional branded diaper producers in the country. In order to gain nationwide production and distribution capabilities, in 1992, Drypers acquired the other two leading regional branded diaper producers, VMG Holdings Corp. ("VMG"), which distributed its own branded products primarily in the Northwest and Midwest, and UltraCare Products, Inc. ("UltraCare"), which distributed its own branded products primarily in the Northeast. In 1993, the Company started operations in Puerto Rico. In 1995, Drypers acquired operations in Argentina. The Company has extended its reach in Latin America by establishing operations in Mexico in December 1996 and Brazil in February 1997. See Note 9 to the consolidated financial statements for disclosure regarding geographic information.


INDUSTRY OVERVIEW AND COMPETITION

UNITED STATES DISPOSABLE BABY DIAPER MARKET -- GENERAL

The size of the United States disposable baby diaper and training pants market, measured by retail sales, was approximately $3.7 billion during 1996. Since 1989, the aggregate domestic volume of disposable diaper sales has grown slowly. The Company attributes this slow growth to the already high level of market penetration of disposable diapers and to a decrease in the number of diapers used per baby as a result of improvements in absorbency and leakage control. The manufacturers of disposable diapers known to the Company in the United States can be grouped into three general categories: premium priced branded producers, value-oriented branded producers and private label producers.

The Company's larger branded competitors, Procter & Gamble Company ("Procter & Gamble") and Kimberly-Clark Corporation ("Kimberly-Clark"), have tended to compete on the basis of product quality, features and price. As a result, these premium priced branded producers invest heavily both in research and development to design frequent product enhancements and in marketing and advertising to promote product sales and to increase consumer awareness of the benefits of disposable diapers and their new features. Although their products are generally priced above value-oriented brands and private label products to both retailers and consumers, retailers generally sell these brands at prices that provide them with relatively little margin in order to attract consumers into their stores.

Historically, value-oriented branded diapers such as those sold by the Company have been sold primarily through grocery stores because the manufacturers of these brands lacked national brand name recognition and the national production and distribution capabilities necessary to service mass-merchant and drugstore chains. The competitive strategies of value-oriented brands vary significantly, ranging from a focus on quality and value to a simple low-price strategy, and the products vary from premium quality diapers to low quality diapers with few enhancements. Generally, value-oriented brands compete by offering products that are priced below the premium priced brands to both retailers and consumers and typically provide higher margins to retailers than the national brands. Value-oriented brand name manufacturers do not generally engage in extensive research and development or national advertising. Value-oriented brands are generally marketed to a more defined audience than is reached by mass advertising by using coupons, in-store promotions and cooperative programs with retailers.

Private label producers manufacture diapers that are marketed through various retail outlets under retailer-affiliated labels and are typically manufactured to the specifications of each retailer, resulting in significant quality differences among private label products. Private label manufacturers generally emphasize price over quality and features and, therefore, typically do not invest as heavily in research and development as, and are generally slower to incorporate new product enhancements than, premium priced branded competitors. In addition, because their products are sold under retailer-affiliated labels, private label manufacturers spend minimal amounts on advertising and marketing of their diapers, although retailers may engage in promotional activities.

UNITED STATES DISPOSABLE BABY DIAPER MARKET - RECENT INDUSTRY CONDITIONS

Luvs, a brand of Procter & Gamble, was repositioned in the first quarter of 1995, after having already reduced prices 27% in the previous 18 months, with a reduction in the number of diapers per package and a reduction in price per package. Late in the first quarter of 1995, the Company responded with a repositioning of its own, lowering package counts and prices, to restore a favorable pricing spread between the DRYPERS(R) brand and the other national brands. As part of this repositioning, the Company recognized $2.4 million of promotional and other related expenses which were recorded as an unusual expense in the first quarter of 1995. Simultaneously with the premium brand repositioning, the Company converted its diaper products to a thinner absorbent core ("ultra-thin"), changed its diaper and training pants products' packaging to be consistent throughout the United States and completed the transition of its diaper and training pants products to the brand name "DRYPERS(R)." These were the final steps necessary for the Company to complete a transition to one national brand name throughout the United States. Although the Company's current thin product is meeting with good consumer acceptance, the initial version met with some adverse consumer reaction. In addition, Procter & Gamble and Kimberly-Clark increased their rate of promotional spending more aggressively than the Company during the second quarter of 1995, which contributed to the Company's lower sales volumes. These conditions, coupled with a concurrent significant rise in pulp prices, occurred as the Company was making a transition from four regional brands to one brand, DRYPERS(R), across the country.

The Company believes that the effect of the combination of these competitive pressures and the Company's transition to a national brand and slow acceptance of the Company's initial ultra-thin product was to reduce Drypers' national market share by roughly 20%, which resulted in a decline in production volume. This reduction in volume caused fixed costs to be allocated over fewer units, compounding the decline in operating margin.

Raw material prices, specifically pulp, rose dramatically during the fourth quarter of 1994 and the first 10 months of 1995. Pulp costs are a major component of the total cost to produce a diaper, representing approximately 7% of net sales in 1996. While the cost of pulp has declined significantly from the record high levels experienced in October 1995, there can be no assurance that if pulp or other raw material prices rise again in the future the Company will be able to pass these increases on to its customers or redesign its products to reduce usage; therefore, operating margins could be adversely affected.

Given the adverse conditions present during the first half of 1995, management began implementing a plan to substantially reduce costs throughout the Company's operations. The major components of the cost reduction program included, among others, the closure of the Houston plant, reduction of manufacturing and general overhead costs and improved product design. The full benefit of the cost reduction plan was not realized until the third quarter of 1996, as the Company invested heavily in promotional spending to rebuild market share. As a result of these efforts, the Company has enjoyed a significant recovery of volume and a return to profitability in 1996.

UNITED STATES DISPOSABLE BABY DIAPER MARKET -- DISTRIBUTION

The size of the United States disposable baby diaper and training pants market through grocery stores, measured by retail sales, was approximately $2.0 billion during 1996. Since 1989, the Company's larger branded competitors have lost grocery market share on a combined basis both to value-oriented brands, which represented the fastest growing segment, and to private label products. Drypers believes its brands have gained market share predominantly at the expense of the Company's larger branded competitors and, to a lesser extent, from private label manufacturers. The Company estimates that its products are currently distributed through grocery stores whose sales represented 60% of the total United States grocery store market in December 1996, as compared to 54% in December 1995.

Procter & Gamble and Kimberly-Clark are the dominant companies in the disposable diaper market, with an estimated 67% of the domestic grocery store market for disposable diapers for the 52 weeks ended December 28, 1996.

The size of the United States disposable diaper market through mass-merchants and drugstore chain retailers, measured by retail sales, was approximately $1.7 billion during 1996 and represented approximately 46% of the United States disposable diaper and training pants market. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed brands and private labels. In the first quarter of 1995, the Company completed its transition to one national brand name, DRYPERS(R), began distribution through certain mass-merchant and drugstore chains, including Venture, Meijer and Caldor, and initiated distribution through the Super K-Mart stores of K-Mart. Drypers believes that its national branded focus will generate increased distribution opportunities with mass-merchants and drugstore chains.

INTERNATIONAL DISPOSABLE BABY DIAPER MARKETS

Although disposable baby diaper usage is significantly lower outside the United States, Western Europe, Japan and other developed countries, the Company estimates that the international disposable baby diaper market is approximately $12 billion in manufacturers' sales. Procter & Gamble and Kimberly-Clark have contributed to the development of the international market for disposable baby diapers by advertising heavily and by introducing their products in numerous markets. Although Procter & Gamble and Kimberly-Clark dominate the international markets, in certain foreign markets there are local disposable diaper manufacturers which represent a significant portion of the market.

In Japan and certain countries in Western Europe, the disposable baby diapers sold by local producers are of a quality comparable to the premium products sold in the United States. However, in most other countries, the local disposable diaper manufacturers generally sell a lower quality product with fewer product features. The Company believes that increased awareness outside the United States of the benefits of disposable diapers, combined with generally higher birth rates, will cause aggregate disposable diaper sales outside the United States to grow substantially faster than domestic sales. The Company has focused its international efforts primarily in Latin America because of the relatively low, but growing level of diaper market penetration and because of the high level of market potential. In these markets, the Company predominantly competes in the price-value brand and private label categories. With plants in Argentina, Puerto Rico, and Mexico, the Company is establishing a manufacturing base outside of the mainland United States. This base has been strengthened with the February 1997 acquisition of the Brazilian "Puppet" brand and the resulting formation of a joint venture to market this brand in Brazil.

In Argentina, despite a lagging economy in 1996, the Company believes that it has an approximate 12% market share of the disposable diaper category. There the Company markets branded and private label diapers to most major grocery store chains and mass-merchants. The Company believes that it has an approximate 24% market share of the disposable diaper category in Puerto Rico where it distributes via major grocery store and mass-merchants. Furthermore, the Company believes that the acquired "Puppet" brand has an approximate 14% market share in Brazil. There distribution is, again, via major grocery store chains and mass-merchants. As this growth opportunity is more fully enabled, Drypers intends to expand its reach to include the Pacific Rim countries.

MARKETING

EVERY DAY VALUE

The Company's premium diapers offer consumers the reliability of a brand name and product quality and features comparable to the Company's larger branded competitors at prices generally lower per package. This combination of product quality and lower prices offers consumers an attractive alternative to the premium priced brands.

Since 1993, Procter & Gamble's Luvs brand has attempted to emulate parts of Drypers' Every Day Value positioning by lowering its package counts and prices. In the first quarter of 1995, Procter & Gamble once again reduced Luvs' counts and prices. The Company responded late in that same quarter with a repositioning of DRYPERS(R), similar to one made in 1993. While this required a substantial investment, the Company believes that the continued domestic growth of its branded diaper sales was enhanced significantly by this move.

HIGHER MARGINS TO RETAILERS

The Company's larger branded competitors typically sell their products to retailers at prices above those of other diaper manufacturers. Retailers generally price the premium priced brands with relatively little margin to attract customers into their stores. Drypers is able to sell its products to retailers at a lower price than its larger branded competitors, which allows retailers to offer a lower price to consumers while obtaining substantially higher margins, increasing category profitability. As a result, retailers have an incentive to carry the Company's product line. In addition, Drypers attempts to build strong relationships with its retailers by providing a high level of service and promotional support.

In addition to its brand name products, the Company selectively markets disposable diapers, training pants and premoistened wipes under private labels. For the year ended December 31, 1996, approximately 6.4% of the Company's net sales were from private label products.

NATIONAL BRAND IDENTIFICATION

As a means to further capitalize on the strength of its national production and distribution capabilities, the Company completed the integration, during the first quarter of 1995, of its premium brand name diapers and training pants under a single brand name, DRYPERS(R). The Company believes that marketing its products under one national brand name has increased its market share within the United States by enhancing the familiarity of its brand both to retailers and to consumers. The Company also believes that this integration has resulted in certain production and advertising cost savings and will further enhance the Company's entry into the mass-merchant and drugstore chain markets.

SELECTIVE INNOVATION

Drypers emphasizes differentiation from the other national brands on the basis of more than just price. In 1994, the Company began to promote its diapers as the only "perfume free" national brand and in 1996, Drypers introduced the first odor control diaper, "Drypers with Baking Soda." The Company believes that it was able to maintain a high level of United States branded sales in the second half of 1996 while reducing its rate of promotional spending due in large part to the launch of baking soda diapers, as evidenced by the increase in grocery store distribution from 54% in December 1995 to 60% in December 1996.

PRODUCTS

DISPOSABLE BABY DIAPERS

There are significant quality differences among the various disposable diapers currently being sold. The most important quality features of disposable diapers are their ability to absorb and retain fluids, to prevent leakage through leg and waist openings by the use of elasticized bands and to be easily fitted and held in place by fastening systems which secure the diaper firmly without causing discomfort to the baby. Other features, such as thinner construction, odor control, perfume free, attractive designs, extra-dry sub-layers, gender-specific coloring, and packaging, help to differentiate products from one another.

The Company manufactures and markets primarily three types of disposable baby diapers in the United States: premium brand name diapers, price-value brand name diapers and private label diapers.

PREMIUM BRAND NAME BABY DIAPERS. The Company sells its premium brand name products under the brand name DRYPERS(R). Drypers' premium brand diapers incorporate many of the product features that are offered by the Company's larger branded competitors. These include multi-strand leg elastic for a wide soft cuff, a reinforced tape landing zone for more secure fastening, a soft elastic waistband, a thin overall profile, leakage barrier inner cuffs, and compression packaging. In addition, Drypers are differentiated by features not offered by some or all of the other national brands, such as "perfume free" and "baking soda" for odor control.

PRICE-VALUE BRAND NAME BABY DIAPERS. The Company's price-value products, sold under the brand name COMFEES(TM), incorporate some of the product features currently offered by the Company's premium brands. These product features include multi-strand leg elastic for a wide soft cuff, a reinforced tape landing zone for more secure fastening, a thin overall profile and compression packaging. The Company's price-value brand name baby diapers are sold in packages that contain fewer diapers, and at a package and per diaper cost to the consumer that is less than the Company's premium brands. The Company believes that the lower retail price and the combination of product features distinguish its price-value brand name diapers in the market. The Company currently sells its price-value diapers in only limited United States markets.

PRIVATE LABEL BABY DIAPERS. The Company's private label products are manufactured to the specifications of and are sold under the labels of major retailers. The private label products produced by the Company range in quality from the Company's premium brand products to the Company's price-value products. The Company believes private label opportunities are enhanced by the Company's low cost structure and its ability to provide products with features and performance characteristics substantially equivalent to the national brands.

In addition to its premium and price-value products, the Company sells diapers outside of the United States with product specifications designed for particular foreign markets which address specific competitive and affordability sectors in those markets.

DISPOSABLE TRAINING PANTS

The Company has developed a line of premium disposable training pants, marketed under the Drypers(R) brand name, for children of toilet-training age. Training pants are a complementary product which may extend the period of time during which consumers purchase disposable infant wear. Since the introduction of the first premium disposable training pants by Kimberly-Clark, the domestic training pants market has grown to approximately $480 million in retail sales.

Drypers initially introduced its training pants into selected markets in late 1992, using several unique manufacturing processes. These processes encompass the same level of automation and quality control, and many of the same raw materials, as the baby diaper manufacturing process. The Company believes that its training pants were the first premium disposable training pants in the United States to offer a one-piece design with full circle elastic leg and waist bands, making it more like real underwear than other products available in the market. The Company believes these attributes are important to the success of disposable training pants since young children often display a desire to wear "real underwear". Typically, the Company's disposable training pants are sold at a substantially higher per unit price than the Company's premium disposable diapers, resulting in substantially higher gross profit margins than on premium disposable diapers.

Significant product improvements were made to DRYPERS(R) training pants in 1995; specifically, improved contouring in the core for better absorbency, Lycra(R) Tummy Snugs(TM) for better fit around the waist and a new crotch design to eliminate bunching and prevent leakage. These product improvements contributed to a 26.4% increase in unit volume in 1995 despite the introduction of competitive brands. The Company believes its training pants represented 7.8% of the total training and absorbency pants category on a unit volume basis during 1996 and are now the number two brand of disposable training pants sold through grocery stores in the United States.

PRODUCT DESIGN AND DEVELOPMENT

Drypers constantly seeks to enhance its products by adding product features and substituting materials and components to improve their performance. Drypers works closely with its suppliers, distributors and other industry participants to identify, anticipate, and in some cases develop technological innovations so that the Company's products can incorporate the most advanced design features and also be clearly differentiated from the other national brands. The Company uses advanced manufacturing equipment and techniques that have proven to be adaptable to permit the introduction of new products using either new materials or production techniques. The Company believes that its approach to product design and development minimizes its risk because it does not spend significant sums on research and development, limits the introduction of untried innovations and features, and does not have to spend heavily to advertise new product developments or to educate consumers.

In the first quarter of 1995, the Company converted its diaper products to a thinner absorbent core ("ultra-thin"), changed its diaper and training pants products' packaging to be consistent throughout the United States and completed the transition of its diaper and training pants products to the brand name "DRYPERS(R)." In the second quarter of 1996, Drypers launched the industry's first odor control diaper, "Drypers with Baking Soda."

DISTRIBUTION

Domestically, the Company uses grocery brokerage companies as agents to facilitate the distribution of its products through grocery stores. The Company believes that this approach has expedited the Company's entry into its current markets because of the strong long-term relationships that many of these brokers have with retailers. At the same time, this strategy minimizes corporate overhead. In addition, the location of its plants has enabled the Company to achieve average shipping times of one to two days for most destinations in the United States.

Outside the United States, the Company tailors its approach to each foreign market, taking into consideration the political and cultural environment as well as the distribution infrastructures. In general, the Company works with independent local distributors; however, in certain markets such as Puerto Rico, it uses a direct sales force or, as in Argentina and Mexico, a combination of a direct sales force and wholesalers that distribute to small independent retailers.

MARKET

UNITED STATES GROCERY STORE MARKET

The Company estimates that its products are currently distributed through grocery stores whose sales represented 60% of the total United States grocery store market for disposable diapers and training pants in December 1996, and has achieved distribution levels in excess of 90% of the grocery stores in its most developed markets. The Company believes that its brands represented 5.8% of the total dollar volume and 6.2% of the total unit volume for disposable diapers and training pants in the total grocery store category during 1996. However, the Company estimates that its brands have market shares as high as 20% in its more established domestic grocery store markets.

UNITED STATES MASS-MERCHANT AND DRUGSTORE CHAINS

The mass-merchant and drugstore chain segments, in aggregate, represent approximately 46% of the United States disposable diaper and training pants market, or $1.7 billion of retail sales in 1996. Until recently, the Company has not served these distribution channels. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed, recognized brands. In late 1992, Drypers completed acquisitions that provided nationwide production and distribution capabilities and began a program of unifying its products nationwide under the DRYPERS(R) brand name, which was completed in the first quarter of 1995. As a result of this program, Drypers has obtained distribution through certain mass-merchant and drugstore chains, including Super K-Mart stores of K-Mart, Venture, Meijer and Caldor. Drypers believes that its national branded focus will generate increased distribution opportunities with mass-merchants and drugstore chains.

UNITED STATES PRIVATE LABEL CUSTOMER BASE

Private label products play an important role in maintaining profit within many retailers' stores. The Company believes that its private label products are complementary to the value brand positioning of its products. Approximately 6.4% of the Company's 1996 total net sales were to private label customers. The Company believes private label opportunities are enhanced by the Company's low cost structure and ability to provide products with features and performance characteristics substantially equivalent to the national brands. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market. The Company believes that this increases its opportunity to obtain new private label business.

INTERNATIONAL OPERATIONS

Industry sources estimate the international disposable diaper market to represent approximately $12 billion in annual manufacturers' sales, while only being 10% penetrated. The Company's products are sold in over 28 foreign countries and territories, accounting for approximately 24.2% of the Company's total net sales during 1996. Since Drypers started Puerto Rico's first-ever diaper production facility in February 1993, the Company has become Puerto Rico's second leading diaper brand, with distribution in all of the island's largest retail chains, including Wal-Mart. In 1995, Seler S.A.("Seler"), an Argentine diaper manufacturer, became a wholly owned subsidiary of the Company. The Company has extended its reach in Latin America by establishing operations in Mexico in December 1996 and Brazil in February 1997. The Company is considering further expansion in the Pacific Rim and Latin American markets, especially within the other Mercosur trading pact countries of Uruguay and Paraguay.

MANUFACTURING PROCESS

The disposable diaper manufacturing process begins with the manufacture of an absorbent core which is constructed with a combination of wood pulp and superabsorbent polymers. Nonwoven and polyethylene liner layers, leg elastics, tape and other applicable features are then combined around the core in an automated continuous process, which shapes and produces the finished product. The Company believes it is able to purchase raw materials on substantially the same terms as its larger branded competitors, and that it is able to operate with proportionately lower corporate overhead because of its more focused value-oriented strategy.

The Company maintains quality control procedures throughout the production process, commencing with the receipt of raw materials and continuing through shipment of the finished product. Each of the Company's production lines has on-line electronic detection devices built into the overall production control system that feed data to process control computers that automatically reject certain nonconforming products. In addition, each of the Company's diaper lines has a full-time inspector assigned to assure quality control at all stages of the production process. Finally, line inspections and batch testing are performed on a continuous basis. On-site testing labs are utilized to conduct thorough tests of quality attributes on a daily basis and to assist in the product development process.

RAW MATERIALS

The raw materials used in the Company's manufacturing process include wood pulp, super absorbent polymer, polyethylene film, polypropylene nonwoven fabric, adhesive closure tape, hot melt adhesive, elastic, tissue, bags, boxes and baking soda. In general, the Company has at least two suppliers for each of the raw materials used in its manufacturing process. The Company believes that it maintains good relationships with all of its raw material suppliers and that it is able to purchase raw materials on substantially the same terms as its larger branded competitors.

TRADEMARKS AND PATENTS

The Company has registered or has applications pending to register numerous trademarks in the United States, including DRYPERS(R). In addition, the Company has registered or applied for registration of certain of its trademarks in a number of foreign countries.

Diaper manufacturers normally seek United States and foreign patent protection for the product enhancements that they develop and there are numerous United States patents that relate to disposable diapers. The design and the technical features of the diapers produced by the Company are considered by patent counsel before the manufacture and sale of such products to avoid the features covered by unexpired patents. The Company believes it has been able to introduce product innovations comparable to those introduced by its competitors by using manufacturing methods or materials that are not protected by such patents. See
Note 8 to the consolidated financial statements included elsewhere herein.

INVENTORY PRACTICE AND ORDER BACKLOG

The disposable diaper industry is generally characterized by prompt delivery by manufacturers and rapid movement of the product through retail outlets. The time between receipt of a customer's order and shipment to the customer averages two to seven days. The Company maintains varying levels of raw material and finished product inventory depending on lead times and shipping schedules. The Company's inventory levels generally vary between two to five weeks. As a result of the short lead time between order and delivery of product, the Company does not maintain a significant backlog.

INSURANCE

All of the Company's plant, machinery and inventory are covered by fire and extended coverage insurance. Although the Company has never been named as a defendant in a product liability lawsuit, the Company maintains product liability insurance in amounts it believes to be adequate with respect to its operations. In addition, the Company has obtained insurance with respect to the collection of certain of its accounts receivable. There can be no assurance however that future claims will not exceed coverage.

EMPLOYEES

As of February 28, 1997, the Company employed approximately 653 people on a full-time basis. None of the Company's employees are unionized except where required by local law. Such is the case in Mexico. The Company's employees there are members of a syndicate and are employed under a one year contract. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

The Company leases a total of 693,000 square feet of manufacturing, distribution and administrative space in six locations in the United States, Puerto Rico, Argentina and Mexico, as follows:

                                                                                                                Manufacturing Lines
                                                                                                                --------------------
                                          Square       Lease Expiration                                            Baby
      Location                             Feet              Date                    Use                         Diaper(1) Other(2)
-----------------------------------------------------------------------------------------------------------------------------------
Vancouver, Washington ..............       80,000      September 30, 2003   Manufacturing and Administrative         4       --
Vancouver, Washington ..............       22,000      April 1, 2000        Warehouse                               --       --
Marion, Ohio .......................      215,000      February 28, 1998    Manufacturing and Administrative         4         3
Marion, Ohio .......................      114,000      Month to Month       Warehouse                               --       --
Houston, Texas .....................       80,000      April 30, 1998       Warehouse and Administrative            --       --
Houston, Texas .....................       47,000      June 30, 1997        Warehouse                               --       --
Toa Alta, Puerto Rico ..............       51,000      November 30, 2003    Manufacturing and Administrative         1       --
Buenos Aires, Argentina ............       54,000      January 31, 1998     Manufacturing and Administrative         2       --
Guadalajara, Mexico ................       30,000      December 31, 1997    Manufacturing and Administrative         1        --

(1) Each baby diaper line is capable of producing approximately 700,000 to 1,000,000 cases of diapers per year.

(2) Other manufacturing lines include a disposable training pants production line and two premoistened wipe lines at the Company's Marion, Ohio, location.

The Company's equipment is highly automated and capable of continuous 24-hour, seven-day per week production. The Company has maintenance and machine shops which are capable of meeting the majority of the Company's equipment service requirements. The Company's Mexico operation will require additional manufacturing, warehouse and administrative space in 1997, and the Company is currently in negotiations to secure such space. The Company believes that its other leased facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in certain lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, was listed on the Nasdaq National Market under the symbol "DYPR" from March 11, 1994, through January 28, 1996. Effective January 29, 1996, the Company's stock began trading on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market. There were 359 stockholders of record of the common stock as of February 28, 1997.

                                     1995             1996
                               ---------------  ----------------
                                HIGH      LOW     HIGH     LOW
                Quarter-
                  First ....   $12.75   $ 8.00   $ 4.13   $ 2.75
                  Second ...     9.75     5.50     4.00     2.75
                  Third ....     8.13     3.00     4.25     2.63
                  Fourth ...     5.38     1.38     5.63     3.50

To date, the Company has neither declared nor paid any cash dividends on its common stock, and the Company does not anticipate that dividends will be paid in the foreseeable future. The Company intends to apply any future earnings to the expansion and development of its business. The declaration and payment in the future of any dividends will be at the election of the Company's board of directors and will depend upon the earnings, capital requirements and financial condition of the Company, general economic conditions and other pertinent factors. In addition, the Company's revolving credit facility prohibits the declaration or payment of any cash dividends by the Company. The indenture relating to the Company's Series B Senior Notes ("12-1/2% Senior Notes") also restricts the payment of cash dividends unless specific conditions are satisfied.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data (in thousands, except share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                     YEAR ENDED DECEMBER 31
                          ---------------------------------------------------------------------------
    OPERATING DATA          1992(a)          1993             1994            1995           1996
------------------------  -----------     -----------     -----------     -----------     -----------
Net sales ..............  $    77,719     $   156,079     $   173,552     $   163,947     $   207,014
Operating income (loss)         5,658(b)       12,177(d)       18,200(e)      (11,259)(g)      10,553
Income (loss) before
  income tax provision
  (benefit) and
  extraordinary item ...        1,526           1,062          10,949         (19,294)          1,622
Income (loss) before
  extraordinary item ...          660            (308)          6,798         (15,465)          1,313
Net income (loss)
  attributable to
  common stockholders ..       (4,798)(c)        (308)          3,110(f)      (15,465)            752
Income (loss)
  attributable to
  common stockholders
  per common share:
    Before extraordinary
       item ............  $     (1.20)    $      (.10)    $      1.09     $     (2.35)    $       .09
    Extraordinary item .        (1.80)           --              (.59)           --              --
                          -----------     -----------     -----------     -----------     -----------
    Net income (loss) ..  $     (3.00)    $      (.10)    $       .50     $     (2.35)    $       .09
                          ===========     ===========     ===========     ===========     ===========
Common stock and common
    equivalent shares
    outstanding ........    1,602,250       2,989,380       6,246,087       6,587,698      14,194,298(h)
                          ===========     ===========     ===========     ===========     ===========

                                                       DECEMBER 31
                           ------------------------------------------------------------------
  BALANCE SHEET DATA         1992(a)        1993          1994          1995         1996
------------------------   -----------   -----------  -----------   -----------   -----------
Working capital
     (deficit) ........    $    10,994   $     8,587  $    17,962   $    (3,597)  $     8,707
Total assets ..........        112,918       115,905      131,731       137,420       150,555
Long-term debt,
     including current
     portion ..........         75,235        75,510       46,632        47,350        49,592
Stockholders' equity(i)         10,692        13,997       56,767        41,822        53,608

----------
(a) Year ended December 31, 1992, amounts include the results of operations of VMG and its subsidiary from May 31, 1992, as well as the operations of UltraCare and its subsidiary from November 10, 1992, the dates of acquisition, respectively.

(b) Includes one-time acquisition-related expenses of $300,000 that were paid as bonuses to management in connection with the purchase of UltraCare by the Company.

(c) Includes a noncash extraordinary expense of approximately $2,432,000, net of taxes, for previously capitalized debt issuance costs, a cash extraordinary expense of $466,000, net of taxes, for prepayment and other fees in connection with the UltraCare acquisition and completion of the 12-1/2% Senior Note offering, and $2,296,000 accretion in market value of a redeemable warrant. Income (loss) attributable to common stockholders for the year ended December 31, 1992, was reduced by $264,000 in dividends on redeemable preferred stock.

(d) Includes unusual expenses of $1,536,000 to reflect the costs associated with the Company's repositioning of its premium brand diaper products and $840,000 of legal fees in connection with a patent infringement lawsuit.

(e) Includes legal expenses of $1,141,000 incurred in connection with a patent infringement lawsuit which was settled during the second quarter of 1994.

(f) Includes a noncash extraordinary expense of approximately $2,000,000, net of taxes, for previously capitalized debt issuance costs and original issue discount, and a cash extraordinary expense of approximately $1,700,000, net of taxes, for prepayment fees in connection with the $30,000,000 redemption of 12-1/2% Senior Notes funded by the proceeds from the Company's initial public offering.

(g) Includes unusual expenses of $2,358,000 to reflect the costs associated with the Company's repositioning/brand transition of its premium brand diaper products, a noncash restructuring charge of $4,255,000 related to the write-down of idled equipment to net realizable value, lease termination costs related to the closure of the Houston facility and unusual expenses of $827,000 related to costs associated with the Company's refinancing transaction.

(h) Common stock and common equivalent shares outstanding for 1996 includes the weighted average effect of 9,000,000 shares of common stock issuable upon the conversion of 90,000 shares of convertible preferred stock issued in February 1996.

(i) The Company has never declared a cash dividend on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operation and as part of other sections of this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.

Among the factors that have a direct bearing on the Company's results of operations are price changes by competitors, increases in costs of raw materials, timing of technological advances by the Company and its competitors, lack of acceptance by consumers of new products, foreign governmental monetary and policy changes and other factors discussed herein.

RECENT DEVELOPMENTS

During the first quarter of 1995, the Company repositioned its diaper products in response to similar activity by its competitors. In response to continued market pressures, management began implementing a plan to substantially reduce costs throughout the Company's operations. The major components of the cost reduction program included, among others, the closure of the Houston plant, reduction of manufacturing and general overhead costs and improved product design. The full benefit of the cost reduction plan was not realized until the third quarter of 1996, as the Company invested heavily in promotional spending to rebuild market share. As a result of these efforts, the Company has enjoyed a significant recovery of volume and a return to profitability in 1996.

Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21.0 million (see "Liquidity and Capital Resources") and the private issuance of convertible preferred stock. Availability under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2% Senior Notes and transaction costs. As of March 26, 1997, unused borrowing availability under the revolving credit facility was approximately $2.9 million. The Company continues to investigate various alternatives to further improve liquidity including, among other things, equity issuances, lease financing, additional borrowings, refinancing or amendment of existing debt, establishing revolving credit lines at the subsidiary level and deferral of planned capital expenditures (see "Liquidity and Capital Resources").

In December 1996, the Company entered into a six year operating lease with a lease financing company for a new state-of-the-art diaper production line. The line was delivered in December 1996, and was operational late in the first quarter of 1997. Previous deposits related to this diaper line of $1.1 million were included as a component of machinery and equipment as of December 31, 1995. In March 1997, the Company entered into a six year operating lease with a lease financing company for a second diaper production line, which is scheduled for delivery in the fourth quarter of 1997. Deposits of $1.1 million related to this production line are included as a component of machinery and equipment as of December 31, 1996. These operating lease commitments are included in the future minimum rental commitments presented in Note 8 to the consolidated financial statements included elsewhere, herein.

Subsequent to December 31, 1996, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper and other production of Chansommes. Consideration paid in connection with the transactions totaled approximately $6.4 million, including $4.0 million of common stock of the Company (1.0 million shares), cancellation of an outstanding receivable from Chansommes of $2.2 million and $0.2 million of transaction related costs to date. Under the terms of the agreement, the 1.0 million shares of common stock are to be held in escrow by the Company through April 1997. The owners of such shares may elect until that time to receive cash in lieu of the shares for a portion or all of the $4.0 million. In this regard, to provide for additional liquidity needs, if necessary, the Company has received an irrevocable commitment from a major shareholder to provide up to $4.0 million in financing. Borrowings under this facility, if any, would accrue interest at 12% per annum.

RESULTS OF OPERATIONS

The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the years ended December 31, 1994, 1995 and 1996.

Gross profit margins vary significantly across the Company's product lines, as do the levels of promotional and marketing support. Accordingly, gross profit and operating margins fluctuate with changes in the relative sales mix of the Company's various product lines. Since the differences in gross profit margins are generally offset by differences in promotional spending levels, changes in sales mix usually do not cause significant fluctuations in operating margins.

The Company operates in various foreign countries and is therefore subject to currency fluctuations. Changes in the value of the United States dollar against these currencies will affect the Company's results of operations and financial position. When the United States dollar strengthens compared to other local currencies, the operating results of the Company's foreign operations translate into fewer United States dollars, thus decreasing the revenues and expenses of the Company on a consolidated basis. If the United States dollar weakens against the other relevant currencies, the opposite occurs. The Company's foreign operations attempt to minimize the effects of currency risk by borrowing externally in the local currency. As a matter of policy, the Company does not engage in currency speculation. Changes in exchange rates historically have not materially impacted the Company's net sales, costs or business practices and management expects this to continue.

Inflationary conditions in the United States have been moderate and have not had a material impact on the results of operations or financial position for the three years ended December 31, 1996. Despite higher inflationary rates in Latin America, inflation has not had a material impact on the results of operations of the Company's operations located in that region because the Company has generally been able to pass on cost increases to its customers.

                                                     Year Ended December 31
                                               --------------------------------
                                                1994         1995         1996
                                               ------       ------       ------
Net sales ................................      100.0%       100.0%       100.0%
Cost of goods sold .......................       61.2         69.6         60.9
                                               ------       ------       ------
Gross profit .............................       38.8         30.4         39.1
Selling, general and administrative
  expenses ...............................       27.7         32.8         34.0
Unusual expenses .........................         .7          1.9         --
Restructuring charge .....................       --            2.6         --
                                               ------       ------       ------
Operating income (loss) ..................       10.4         (6.9)         5.1
Interest expense, net ....................        4.4          4.9          4.3
Other income .............................         .3         --           --
                                               ------       ------       ------
Income (loss) before income tax
  provision (benefit) and
  extraordinary item .....................        6.3        (11.8)          .8
Income tax provision (benefit) ...........        2.4         (2.4)          .2
Extraordinary item .......................       (2.1)        --           --
                                               ------       ------       ------
Net income (loss) ........................        1.8%        (9.4)%         .6%
                                               ======       ======       ======

YEAR ENDED DECEMBER, 31, 1996,
COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

NET SALES

Net sales increased 26.3% to $207.0 million for the year ended December 31, 1996 from $163.9 million for the year ended December 31, 1995. The increase was primarily due to the new baking soda product introduced in May 1996, continued growth in training pants sales, and the continued expansion of international sales. In addition, net sales for the year ended December 31, 1996, included the consolidation of Seler's results for twelve months as compared to five months during the year ended December 31, 1995.

COST OF GOODS SOLD

Cost of goods sold decreased as a percentage of net sales to 60.9% for the year ended December 31, 1996 compared to 69.6% for the year ended December 31, 1995. The decrease from 1995 levels reflects reduced pulp prices and raw material usage and lower per unit conversion costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased as a percentage of net sales to 34.0% for the year ended December 31, 1996 compared to 32.8% of net sales for the year ended December 31, 1995. The total increase reflects higher couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total net sales, offset by a decrease in general and administrative expenses as a percentage of net sales. Selling, general and administrative expenses as a percentage of sales have declined during 1996, however, from 38.0% of net sales in the first quarter to 31.6% of net sales in the fourth quarter, due to the Company's focus on reducing per-pad selling costs.

INTEREST EXPENSE

Interest expense was $8.9 million for the year ended December 31, 1996 compared to $8.0 million for the year ended December 31, 1995. The increase reflects increased borrowings under the new revolving credit facility and amortization of additional deferred loan costs related to the refinancing.

INCOME TAXES

The Company recorded a tax provision of $0.3 million for the year ended December 31, 1996. The Company's available net operating loss carryforwards previously reserved offset the need for any federal tax provision related to domestic operations.

YEAR ENDED DECEMBER 31, 1995,
COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

NET SALES

Net sales decreased 5.5% to $163.9 million for the year ended December 31, 1995, from $173.6 million for the year ended December 31, 1994. The decrease was the result of a 9.1% price decrease which was partially offset by a 3.9% increase in unit sales volume. The Company's decline in net sales was due primarily to a reduction in the market share of its premium brand, the per unit price reductions and a shift in the product sales mix toward the lower margin products. The Company was subjected to significant increases in competitive activity from Procter & Gamble and Kimberly-Clark in the first half of 1995. The Company believes that the exceptionally high promotional spending by Procter & Gamble to enhance the domestic market share of its brands had the effect of decreasing the effectiveness of the Company's promotional strategies. As a result, the Company experienced a loss of retailer promotions and depressed sales volumes during the transition to its new single ultra-thin national brand product. This heavy promotional activity by competitors throughout the first half of 1995 resulted in depressed premium brand diaper sales in the majority of the Company's domestic markets. The decline in premium brand diaper sales was somewhat mitigated by increases in the Company's other domestic business and the additional business which resulted from the Company's acquisition of Seler, effective July 31, 1995.

COST OF GOODS SOLD

Cost of goods sold increased as a percentage of net sales to 69.6% for the year ended December 31, 1995, compared to 61.2% for the year ended December 31, 1994. The increase was primarily due to the shift in the product sales mix toward lower margin products, reduced per unit sales prices, higher pulp prices and allocation of fixed costs over lower production volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased as a percentage of net sales to 32.8% for the year ended December 31, 1995, compared to 27.7% of net sales for the year ended December 31, 1994. The selling expense increase as a percentage of net sales was primarily due to higher fixed advertising and promotional spending on lower sales volume of the Company's premium brand products. The Company also had an increase in general and administrative expenses as a percentage of net sales. General and administrative expenses increased primarily from expansion of administrative support personnel and systems to support the Company's anticipated growth, in addition to increases in license fees and professional fees related to the refinancing transaction.

UNUSUAL EXPENSES

In connection with the repositioning of its premium diaper products and transition to one national brand in early 1995, the Company recognized $2.4 million of promotional and other related expenses which were recorded as an unusual expense. The Company also recognized $0.8 million of expenses related to the refinancing transaction completed on February 29, 1996, which were recorded as an unusual expense. During the second quarter of 1994, the Company recorded $1.1 million of legal fees associated with its defense and settlement of a patent infringement lawsuit as an unusual expense.

RESTRUCTURING CHARGE

Operating results for 1995 include a restructuring charge of approximately $4.3 million. As part of the restructuring, the Company implemented a plan to realign and consolidate its operations, a move intended to allow the Company the flexibility to react to other business opportunities and utilize its excess capacity while reducing costs. The plan provided for consolidation of the Company's domestic operations from three production facilities to two in an effort to curtail the costs associated with idle capacity. The restructuring charge included a $3.3 million provision for the write-down of idled equipment to net realizable value and a $1.0 million charge related to lease termination costs for the Houston facility.

INTEREST EXPENSE

Interest expense increased slightly to $8.0 million for the year ended December 31, 1995, as compared to $7.7 million for the year ended December 31, 1994. This increase was primarily the result of increased borrowing under the revolving credit facility and a term loan obtained to fund working capital and capital expenditure requirements, and higher interest rates, offset by the effect of the redemption of $30.0 million of 12-1/2% Senior Notes effective April 1, 1994, funded by the proceeds of the initial public offering.

OTHER INCOME

The Company did not recognize any dividend income on the preferred stock of Seler during the year ended December 31, 1995, as compared to dividend income of $0.4 million for the year ended December 31, 1994.

INCOME TAXES

The Company recorded a $3.8 million income tax benefit for the year ended December 31, 1995. Tax benefits recognized were limited due to the uncertainties related to future realization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

On February 29, 1996, the Company established a new three-year revolving credit facility with a financial institution, with a borrowing base of up to $21.0 million. Borrowings under the facility accrue interest at a rate of prime plus 1-3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. Borrowings under this facility are secured by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. In addition, the Company received approximately $8.8 million from the private placement of convertible preferred stock, net of related issuance costs. All balances outstanding under the previous revolving credit facility with a bank (which bore interest at prime plus 3% from January 1, 1996 through February 29, 1996) were paid on March 1, 1996, with borrowings under the new revolving credit facility and approximately $1.5 million of proceeds from the sale of preferred stock.

In connection with the refinancing discussed above, the term loan with a bank was continued and the loan covenants were amended and are similar to those of the new revolving credit facility. Principal payments of $125,000 are due quarterly, and borrowings are secured by a diaper production line. Borrowings under the term loan bear interest at prime plus 2%.

In October 1996, the indenture governing the Company's 12-1/2% Senior Notes was amended to allow, among other things, increased borrowing under the revolving credit facility and additional flexibility for certain business investments.

For the year ended December 31, 1996, cash used in operating activities totaled $4.3 million as a result of returning the Company's working capital structure to normal operating levels. Cash used in investing activities totaled $4.2 million. The majority of the cash outflows were funded by additional borrowings under the revolving credit facility and the proceeds from the issuance of preferred stock. At December 31, 1996, the Company had borrowings outstanding of $14.7 million under a revolving credit facility and $1.1 million under a term loan. As of March 26, 1997, unused borrowing availability under the new revolving credit facility was approximately $2.9 million.

The Company's estimated cash requirements over the next twelve months are primarily the funding of working capital needs, payment of principal and interest on indebtedness and planned capital expenditures of approximately $13.5 million primarily related to the Company's new product launch, scheduled for the second quarter of 1997, as well as expansion of domestic and international manufacturing capacity. Of the total capital expenditure budget, approximately $10.0 million is uncommitted. The Company will also be required to pay $0.4 million pursuant to a license agreement in December 1997. In addition, the Company could be required to pay up to $4.0 million to fulfill its obligation for the escrowed shares of common stock issued in connection with the Brazilian joint venture discussed in "Recent Developments."

The Company continues to investigate various alternatives to further improve liquidity including, among other things, equity issuances, lease financing, additional borrowings, refinancing or amendment of existing debt, establishing revolving credit lines at the subsidiary level and deferral of planned capital expenditures. In this regard, to provide for additional liquidity needs, if necessary, the Company has received an irrevocable commitment from a major shareholder to provide up to $4.0 million in financing. Borrowings under this facility, if any, would accrue interest at 12% per annum

The Company believes that the combination of its cash on hand, future profitable operations, the borrowing availability under the existing revolving credit facility, and existing operating lease financing arrangements, in addition to the irrevocable commitment from a major shareholder and ongoing negotiations related to the refinancing or amendment of existing debt should allow the Company to meet its debt service and capital expenditure requirements, and the potential obligation related to the Brazil transaction, remain in compliance with its amended financial covenants and manage its business needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Drypers Corporation:

We have audited the accompanying consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drypers Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1997

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                               December 31
                                                         ----------------------
                                                           1995         1996
                                                         ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash ...............................................   $   2,236    $   4,923
  Accounts receivable, net of allowance for
    doubtful accounts of $940 and $1,160, respectively      24,039       30,631
  Inventories ........................................      10,913       11,616
  Prepaid expenses and other .........................       3,437        4,410
                                                         ---------    ---------
           Total current assets ......................      40,625       51,580

PROPERTY AND EQUIPMENT, net of depreciation
  and amortization ...................................      34,208       35,154
INTANGIBLE AND OTHER ASSETS, net of amortization
  of $7,094 and $10,185, respectively ................      62,587       63,821
                                                         ---------    ---------
                                                         $ 137,420    $ 150,555
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings ..............................   $  11,314    $  15,622
  Current portion of term loan and other
     long-term debt ..................................         750          945
  Accounts payable ...................................      19,319       16,958
  Accrued liabilities ................................      12,839        9,348
                                                         ---------    ---------

           Total current liabilities .................      44,222       42,873

TERM LOAN AND OTHER LONG-TERM DEBT ...................       1,000        2,125
SENIOR TERM NOTES ....................................      43,950       44,122
SUBORDINATED DEBT TO RELATED PARTIES .................       2,400        2,400
DEFERRED RENT PAYABLE AND OTHER ......................       4,026        5,427
                                                         ---------    ---------
                                                            95,598       96,947
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, - and 90,000 shares
    issued and outstanding, respectively .............        --              1
  Common stock, $.001 par value, 20,000,000
    shares authorized, 6,619,804 and 7,179,230
    shares issued and outstanding, respectively ......           7            7
  Additional paid-in capital .........................      58,482       68,823
  Warrants ...........................................         703        1,395
  Retained deficit ...................................     (17,370)     (16,618)
                                                         ---------    ---------
           Total stockholders' equity ................      41,822       53,608
                                                         ---------    ---------
                                                         $ 137,420    $ 150,555
                                                         =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In Thousands, Except Share Data)

                                                 Year Ended December 31
                                       -----------------------------------------
                                          1994           1995           1996
                                       -----------    -----------    -----------
NET SALES ..........................   $   173,552    $   163,947    $   207,014
COST OF GOODS SOLD .................       106,130        114,075        126,128
                                       -----------    -----------    -----------
        Gross profit ...............        67,422         49,872         80,886

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ......................        48,081         53,691         70,333
UNUSUAL EXPENSES ...................         1,141          3,185           --
RESTRUCTURING CHARGE ...............          --            4,255           --
                                       -----------    -----------    -----------
        Operating income (loss) ....        18,200        (11,259)        10,553

RELATED-PARTY INTEREST EXPENSE .....           375            406            354
OTHER INTEREST EXPENSE, net ........         7,310          7,629          8,577
OTHER INCOME .......................           434           --             --
                                       -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT) AND
  EXTRAORDINARY ITEM ...............        10,949        (19,294)         1,622
INCOME TAX PROVISION (BENEFIT) .....         4,151         (3,829)           309
                                       -----------    -----------    -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM ...............         6,798        (15,465)         1,313

EXTRAORDINARY ITEM:
  Costs of early extinguishment
     of debt, net of tax benefit of
     $ 2,260 .......................        (3,688)          --             --
                                       -----------    -----------    -----------
NET INCOME (LOSS) ..................         3,110        (15,465)         1,313
PREFERRED STOCK DIVIDEND ...........          --             --              561
                                       -----------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCKHOLDERS ...........   $     3,110    $   (15,465)   $       752
                                       ===========    ===========    ===========
COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING ............     6,246,087      6,587,698     14,194,298
                                       ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Before extraordinary item ........   $      1.09    $     (2.35)   $       .09
  Extraordinary item ...............          (.59)          --             --
                                       -----------    -----------    -----------
  Net income (loss) ................   $       .50    $     (2.35)   $       .09
                                       ===========    ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In Thousands, Except Share Data)

                                Preferred      Common
                                 Shares        Shares                            Additional
                               Issued and    Issued and     Preferred   Common    Paid-In                  Retained
                               Outstanding   Outstanding     Stock      Stock     Capital      Warrants    Deficit
                              ------------   ------------   ---------   ------   ----------    --------    --------
BALANCE, December 31, 1993            --        3,003,865    $   --     $    3   $   12,447    $  6,562    $ (5,015)
  Issuance of common
    stock, net of $1,514
    in offering costs .....           --        3,048,005        --          4       39,595        --          --
  Exercise of redeemable
    warrant issued to a
    financial institution .           --          286,995        --       --          3,444      (3,444)       --
  Exercise of senior term
    note warrants .........           --          183,809        --       --          2,217      (2,210)       --

  Exercise of stock
    options and other
    warrants ..............           --           30,867        --       --             54        --          --
  Net income ..............           --             --          --       --           --          --         3,110
                              ------------   ------------   ---------   ------   ----------    --------    --------
BALANCE, December 31, 1994            --        6,553,541        --          7       57,757         908      (1,905)
  Conversion of junior
    subordinated debenture            --           41,666        --       --            500        --          --
  Exercise of senior term
    note warrants .........           --           14,780        --       --            170        (170)       --
  Exercise of stock
    options and other
    warrants ..............           --            9,817        --       --             55         (35)       --

  Net loss ................           --             --          --       --           --          --       (15,465)
                              ------------   ------------   ---------   ------   ----------    --------    --------
BALANCE, December 31, 1995            --        6,619,804        --          7       58,482         703     (17,370)
  Issuance of preferred
    stock, net of $178 in
    offering costs ........         90,000           --             1     --          8,822        --          --
  Issuance of common stock
    and warrants in
    connection with
    refinancing ...........           --          194,780        --       --            (56)        692        --
  Issuance of common stock
    in connection with an
    acquisition ...........           --          360,000        --       --          1,575        --          --
  Preferred stock
    dividends ($6.23 per
    share) ................           --             --          --       --           --          --          (561)
  Exercise of stock options           --            4,646        --       --           --          --          --
  Net income ..............           --             --          --       --           --          --         1,313
                              ------------   ------------   ---------   ------   ----------    --------    --------
BALANCE, December 31, 1996          90,000      7,179,230   $       1   $    7   $   68,823    $  1,395    $(16,618)
                              ============   ============   =========   ======   ==========    ========    ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                                     YEAR ENDED DECEMBER 31
                                                                                          -----------------------------------------
                                                                                            1994            1995            1996
                                                                                          --------        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................................................       $  3,110        $(15,465)       $   1,313
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
      Depreciation and amortization ...............................................          5,799           7,068            7,624
      Restructuring charge ........................................................           --             4,255             --
      Extraordinary item ..........................................................          3,248            --               --
      Provision for (benefit from) deferred income taxes ..........................          1,030          (4,187)            --
      Deferred rent expense and other .............................................           (103)           (379)             401
      Changes in operating assets and liabilities, net of acquisition-
        (Increase) decrease in-
         Accounts receivable ......................................................         (7,487)          1,476           (5,724)
         Inventories ..............................................................         (3,101)          5,398              (67)
         Prepaid expenses and other ...............................................           (486)            110             (973)
        Increase (decrease) in-
         Accounts payable .........................................................          3,097           5,038           (2,974)
         Accrued liabilities ......................................................         (1,287)          2,941           (3,891)
                                                                                          --------        --------        ---------
               Net cash provided by (used in) operating activities ................          3,820           6,255           (4,291)
                                                                                          --------        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............................................         (7,079)         (8,896)          (5,931)
  Proceeds from sale of equipment .................................................           --              --                800
  Investment in other noncurrent assets ...........................................           (154)           (773)          (1,197)
  Payments under noncompete agreements ............................................           (250)           (250)            (400)
  Refund of deposits ..............................................................          1,622            --              2,573
  Investment in affiliate .........................................................         (6,895)           --               --
                                                                                          --------        --------        ---------
               Net cash used in investing activities ..............................        (12,756)         (9,919)          (4,155)
                                                                                          --------        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolver .......................................................         11,113          47,553          157,677
  Payments on revolver ............................................................        (11,107)        (44,922)        (153,968)
  Borrowings (payments) under term loan, net ......................................           --             1,750             (625)
  Payments on senior term notes ...................................................        (30,000)           --               --
  Financing related costs .........................................................           --              --               (773)
  Proceeds from issuance of common stock ..........................................         39,599            --               --
  Proceeds from issuance of preferred stock .......................................           --              --              8,822
  Proceeds from exercise of warrants ..............................................             17            --               --
  Proceeds from exercise of stock options .........................................             54              20             --
                                                                                          --------        --------        ---------
               Net cash provided by financing activities ..........................          9,676           4,401           11,133
                                                                                          --------        --------        ---------
NET INCREASE IN CASH ..............................................................            740             737            2,687
CASH AT BEGINNING OF YEAR .........................................................            759           1,499            2,236
                                                                                          --------        --------        ---------
CASH AT END OF YEAR ...............................................................       $  1,499        $  2,236        $   4,923
                                                                                          ========        ========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT
   ACCOUNTING POLICIES:

BUSINESS

Drypers Corporation and its subsidiaries (the "Company") manufacture and market premium quality, value-oriented disposable baby diapers under the brand name DRYPERS(R) and other brand names internationally. The Company also manufactures and markets disposable training pants under the DRYPERS(R) brand name as well as lower priced, value-oriented branded disposable baby diapers, private label disposable baby diapers and training pants and premoistened wipes. The principal markets for its products are grocery stores, mass-merchants and private label customers throughout the United States, Puerto Rico, Argentina, and Mexico, and in certain other international markets, including Latin America and the Pacific Rim.

BUSINESS CONDITIONS

During the first quarter of 1995, the Company repositioned its diaper products in response to similar activity by its competitors. In response to continued market pressures, the Company announced a plan in the second quarter of 1995, to realign and consolidate its operations and recorded a restructuring charge of $4,255,000. This realignment and consolidation was completed in the second quarter of 1996.

Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 (see
Note 4) and the private issuance of convertible preferred stock (see Note 6). Availability under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12-1/2% Senior Notes and transaction costs. As of March 26, 1997, unused borrowing availability under the new revolving credit facility was approximately $2,850,000.

The Company's estimated cash requirements over the next twelve months are primarily the funding of working capital needs, payment of principal and interest on indebtedness and planned capital expenditures of approximately $13,500,000 primarily related to the Company's new product launch, scheduled for the second quarter of 1997, as well as expansion of domestic and international manufacturing capacity. Of the total capital expenditure budget, approximately $10,000,000 is uncommitted. The Company will also be required to pay $400,000 pursuant to a license agreement in December 1997. In addition, the Company could be required to pay up to $4,000,000 to fulfill its obligation for the escrowed shares of common stock issued in connection with the Brazilian joint venture discussed in Note 11.

The Company continues to investigate various alternatives to further improve liquidity including, among other things, equity issuances, lease financing, additional borrowings, refinancing or amendment of existing debt, establishing revolving credit lines at the subsidiary level and deferral of planned capital expenditures. In this regard, to provide for additional liquidity needs, if necessary, the Company has received an irrevocable commitment from a major shareholder to provide up to $4,000,000 in financing. Borrowings under this facility, if any, would accrue interest at 12% per annum.

The Company believes that the combination of its cash on hand, future profitable operations, the borrowing availability under the existing revolving credit facility, and existing operating lease financing arrangements, in addition to the irrevocable commitment from a major shareholder and ongoing negotiations related to the refinancing or amendment of existing debt should allow the Company to meet its debt service and capital expenditure requirements, and the potential obligation related to the Brazil transaction (See Note 11), remain in compliance with its amended financial covenants and manage its business needs.

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

Raw material prices, notably wood pulp, are a major component of the total cost to produce disposable baby diapers and training pants. While the cost of pulp has declined significantly from the record-high levels experienced in October 1995, there can be no assurance that if pulp or other raw material prices rise again in the future the Company will be able to pass those increases to its customers or redesign its products to reduce usage; therefore, operating margins could be adversely affected.

The Company markets its products in various foreign countries and is, therefore, subject to currency fluctuations in these countries. Changes in the value of the United States dollar against these currencies will affect the Company's results of operations and financial position.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Drypers Corporation and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, including goodwill, and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers, which include regional distributors, grocery stores and mass-merchants, in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and credit losses, when realized, have been within the range of management's expectations.

INVENTORIES

Inventories at December 31, 1995 and 1996, consisted of the following (in thousands):

                                                1995      1996
                                               -------   -------
                Raw materials ..............   $ 5,722   $ 4,659
                Finished goods .............     5,191     6,957
                                               -------   -------
                                               $10,913   $11,616
                                               =======   =======

Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the costs of materials, labor and overhead.

PROPERTY AND EQUIPMENT

Expenditures for new facilities, significant betterments of existing properties and leasehold improvements are recorded at cost. The Company capitalizes, as machinery and equipment, internal and external costs incurred to develop and enhance diaper production lines. Upon disposal of assets subject to depreciation or amortization, the accounts are relieved of related costs and accumulated depreciation or amortization and the resulting gains or losses are reflected in income. Depreciation is computed using the straight-line method at rates considered sufficient to amortize costs over estimated useful lives. The estimated useful lives for certain machinery and equipment betterments are shorter than the estimated useful lives of the machinery and equipment.

                                                 Useful Lives
                                                ---------------
Machinery and equipment                          10 - 12 years
Office equipment and furniture                      5 years
Automobiles                                         5 years
Leasehold improvements                  Lesser of term of lease or life of
                                                      asset

Property and equipment at December 31, 1995 and 1996, consisted of the following (in thousands):

                                                     1995        1996
                                                   --------    --------
       Machinery and equipment .................   $ 41,176    $ 44,349
       Office equipment and furniture ..........      1,957       2,573
       Automobiles .............................        222         222
       Leasehold improvements ..................      1,925       2,167
                                                   --------    --------
                                                     45,280      49,311
       Accumulated depreciation and amortization    (11,072)    (14,157)
                                                   --------    --------
                                                   $ 34,208    $ 35,154
                                                   ========    ========

In December 1996, the Company entered into a six year operating lease with a lease financing company for a new state-of-the-art diaper production line. The line was delivered in December 1996, and was operational late in the first quarter of 1997. Previous deposits related to this diaper line of $1,100,000 were included as a component of machinery and equipment as of December 31, 1995. In March 1997, the Company entered into a six year operating lease with a lease financing company for a second diaper production line, which is scheduled for delivery in the fourth quarter of 1997. Deposits of $1,100,000 related to this production line are included as a component of machinery and equipment as of December 31, 1996. In connection with these lease agreements, the Company issued letters of credit totaling approximately $2,500,000. These operating lease commitments are included in the future minimum rental commitments presented in
Note 8.

INTANGIBLE AND OTHER ASSETS

As of December 31, 1995 and 1996, intangible and other assets, net of accumulated amortization, consisted of the following (in thousands):

                                                         1995      1996
                                                        -------   -------
      Goodwill ......................................   $55,096   $54,086
      Deferred financing costs ......................     2,109     3,153
      License agreement .............................     1,619     1,310
      Noncompete agreement ..........................       334     1,322
      Receivable from Chansommes do Brasil
       Ind. E Com Ltda. (See Note 11) ...............     2,167     2,167
      Other .........................................     1,262     1,783
                                                        -------   -------
                                                        $62,587   $63,821
                                                        =======   =======

Goodwill is amortized over 20 years to 40 years using the straight-line method. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable.

Deferred financing costs are amortized over the lives of the related debt using the effective interest method. The license agreement is amortized over six years, the estimated life of the relevant patent, using the straight-line method. The noncompete agreements are amortized over the five-year life of the agreements using the straight-line method.

ACCRUED LIABILITIES

Accrued liabilities at December 31, 1995 and 1996, consisted of the following (in thousands):

                                                        1995     1996
                                                     -------   ------
          Selling and promotional ................   $ 2,964   $2,684
          Interest payable .......................     4,245    1,428
          License agreement payable ..............     1,050      400
          Property and sales tax payable .........       543    1,254
          Other ..................................     4,037    3,582
                                                     -------   ------
                                                     $12,839   $9,348
                                                     =======   ======

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of these instruments excluding debt are considered to be representative of their respective fair values. The fair value of the Company's debt instruments is discussed in Note 4.

REVENUE RECOGNITION

The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment.

COUPON PROMOTIONS

The Company follows the policy of recognizing promotion expense when products are shipped, based on the estimated redemption rate.

UNUSUAL EXPENSES

During 1995, the Company repositioned its diaper products in response to similar activity by its competitors with a reduction in the number of diapers per package and a reduction in the price per package. As part of this repositioning, the Company recognized $2,358,000 of promotional and other related expenses which are reflected as an unusual expense in the accompanying consolidated statement of earnings. In addition, the Company recognized $827,000 for expenses related to the refinancing transaction in 1995 which is reflected as an unusual expense in the accompanying consolidated statement of earnings. During 1994, the Company recorded, as unusual expense, legal fees of $1,141,000 associated with the defense of a patent infringement lawsuit discussed further in Note 8.

INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding plus, when their effect is dilutive, common stock equivalents. For the year ended December 31, 1996, common and common equivalent shares include the weighted average common shares issuable upon conversion of 90,000 shares of convertible preferred stock. See Note 6.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

STATEMENTS OF CASH FLOWS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows.

Income taxes paid for the years ended December 31, 1994, 1995 and 1996, were $604,000, $325,000 and --, respectively.

Interest paid on debt for the years ended December 31, 1994, 1995 and 1996, was $7,965,000, $4,213,000 and $10,646,000, respectively.

FOREIGN CURRENCY TRANSLATION

Local currencies are generally considered the functional currencies outside the United States, except in countries treated as highly inflationary. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. To date, cumulative translation adjustments have been immaterial.

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations and to date, have been immaterial.

RECLASSIFICATIONS

Certain reclassifications have been made in the accompanying consolidated financial statements for the years ended December 31, 1994 and 1995, to conform with the presentation used in the December 31, 1996, consolidated financial statements.

NEW ACCOUNTING STANDARDS

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of this standard did not have a significant impact on the Company's financial position or results of operations. See Note 6 for disclosures related to the adoption of SFAS No. 123.

2. ACQUISITIONS:

ARGENTINA

Effective July 31, 1994, the Company entered into a venture with Seler, S.A. ("Seler"), an Argentine manufacturer of disposable diapers. In connection with the venture, the Company purchased 26,470,000 shares of mandatorily redeemable preferred stock of Seler for $6,895,000. The terms of the preferred stock included a cumulative annual dividend at a rate consistent with Argentine market rates and a fair market value option to purchase all of the outstanding common stock of Seler in the future.

In July 1995, Seler purchased all of its issued and outstanding capital stock not owned by the Company for two promissory notes in the aggregate of $1,100,000, resulting in Seler becoming a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase, and the purchase price of $10,202,000 was allocated to the acquired assets and liabilities assumed based on their estimated fair values (current assets of $6,262,000, property and equipment of $228,000 and liabilities of $7,258,000). The consideration paid for Seler exceeded the fair market value of the tangible assets acquired by $10,970,000 and this excess was recorded as goodwill. Prior to July 31, 1995, the Company accounted for its investment in Seler under the cost method. Effective July 31, 1995, the accounts of Seler and the results of its operations have been consolidated.

Prior to the consolidation of Seler, the Company recognized rental and technical support/management and marketing service revenues under various agreements between the Company and Seler. Rental revenues and technical support revenues recognized for the year ended December 31, 1994, were $329,000 and $840,000, respectively, in addition to $430,000 recognized as dividend income on the preferred stock of Seler. Unaudited pro forma net sales, net income (loss), and net income (loss) per common share for the years ended December 31, 1994 and 1995, respectively, would have been approximately $180,747,000 and $172,736,000, respectively, $3,143,000 and $(16,910,000), respectively, and $.50 and $(2.57), respectively, assuming the acquisition of Seler occurred on January 1, 1994, and assuming there were no other changes in the operations of Seler. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on January 1, 1994, or of future results of operations.

MEXICO

Effective December 17, 1996, the Company acquired certain assets and assumed certain liabilities of Pannolini de Mexico, S.A. de C.V ("Pannolini") for $1,575,000 of the Company's common stock (360,000 shares issued on December 17, 1996 and 46,782 shares issued on February 3, 1997) and consideration payable at a future date totaling $595,000. The remaining consideration, subsequent to adjustment, is to be paid by May 4, 1997, if in stock, or June 17, 1997, if in cash. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values (current assets $1,504,000, property and equipment of $2,679,000 and liabilities of $2,563,000). The consideration paid for Pannolini exceeded the estimated fair market value of the net tangible assets acquired by $550,000 and this excess was recorded as goodwill. The Company's allocation of purchase price is based on preliminary estimates of fair market value and may be revised at a later date. In connection with the acquisition, the Company entered into a $1,175,000 five year noncompete agreement with the former Pannolini shareholders.

3. INITIAL PUBLIC OFFERING:

On March 11, 1994, the Company issued 3,048,005 shares of common stock in an initial public offering (the "Offering"). Net proceeds to the Company after deduction of the underwriter's discount and other related offering costs were approximately $39,600,000. No members of management or the board of directors sold any shares in the Offering. The majority of the net proceeds from the Offering were used to redeem $30,000,000 in principal amount of the Company's 12-1/2% Senior Notes and to pay down the revolving line of credit.

4. DEBT:

SHORT-TERM BORROWINGS

As of December 31, 1995 and 1996, the Company had borrowings outstanding of $11,314,000 and $15,622,000, respectively, under revolving credit facilities, at weighted average interest rates of 11.5% and 10.0%, respectively.

On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Availability under the new revolving credit facility and a portion of the proceeds from the preferred stock sale were used to repay the previously existing credit facility, the previously deferred interest on the 12-1/2% Senior Notes and transaction costs. Borrowings outstanding under the previous revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996. Borrowings under the current revolving credit facility accrue interest at a rate of prime plus 1-3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. Borrowings are collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of December 31, 1996, approximately $14,700,000 was outstanding under this facility.

The revolving credit facility, as amended, requires the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $10,500,000 through December 31, 1996, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $48,000,000 through September 30, 1996, of at least $49,000,000 from October 1, 1996, through December 30, 1996, of at least $50,500,000 from December 31, 1996, through December 30, 1997, of at least $52,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of December 31, 1996.

Short-term borrowings for the international operations were not material as of December 31, 1996.

TERM LOAN AND OTHER LONG-TERM DEBT

In connection with the refinancing discussed above, the term loan with a bank was continued and the loan covenants were amended and are similar to those of the new revolving credit facility. Principal payments totaling $500,000, $500,000 and $125,000 are due in 1997, 1998 and 1999, respectively, and borrowings are secured by a diaper production line. The term loan bears interest at prime plus 2%.

Other long-term debt as of December 31, 1996 consists of $445,000 due in 1997 to the former shareholders of Pannolini, $510,000 due to a Mexico bank (interest at LIBOR plus 10%) on April 26, 2006 and $989,000 due to a Mexico bank (interest at 12%) on October 25, 2003. The $989,000 due to a Mexico bank is partially secured by a diaper production machine.

SENIOR TERM NOTES

Long-term debt under senior term notes at December 31, 1995 and 1996, consisted of the following (in thousands):

                                                           1995      1996
                                                          -------   -------
    12-1/2% Senior Notes, interest due semiannually on
       May 1 and November 1, principal due November 1,
       2002, net of unamortized debt discount of $1,050
       and $878, respectively .........................   $43,950   $44,122
                                                          =======   =======

The Company redeemed $30,000,000 in an aggregate principal amount of the 12-1/2% Senior Notes at 109% of the principal amount, plus accrued and unpaid interest, with the net proceeds of an initial public offering of common stock of the Company in March 1994. The remaining notes contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets.

In October 1996, the indenture governing the Company's 12-1/2% Senior Notes was amended to allow, among other things, increased borrowing under the revolving credit facility and additional flexibility for certain business investments. The Company issued 169,780 shares of $.001 par value common stock to certain bondholders as consideration for their consent to these indenture modifications.

The fair value of the Company's 12-1/2% Senior Notes was estimated using discounted cash flow analysis based on the Company's current incremental interest rate for similar financial instruments, and was estimated at $46,912,000 as of December 31, 1996.

LONG-TERM SUBORDINATED DEBT

Long-term subordinated debt to stockholders and/or warrant holders at December 31, 1995 and 1996, consisted of the following (in thousands):

                                                      1995    1996
                                                     ------  ------
Junior subordinated notes, bearing interest at
  12%, interest payable quarterly                    $2,400  $2,400
                                                     ======  ======

The 12-1/2% Senior Notes place certain restrictions on the payment of principal and interest on the junior subordinated debt. Under these provisions, the Company is currently restricted from making any principal or interest payments on this debt and has classified such balance as long-term as of December 31, 1996.

The carrying amount of all debt outstanding as of December 31, 1996, other than the 12-1/2% Senior Notes, approximates fair value, based on the Company's current incremental interest rate for similar types of financial instruments.

5. INCOME TAXES:

Income (loss) before income tax provision (benefit) and extraordinary item and income tax provision (benefit) for the years ended December 31, 1994, 1995 and 1996 are composed of the following (in thousands):

                                                    1994        1995       1996
                                                  --------    --------    ------
Income (loss) before income tax provision
  (benefit) and extraordinary item-
    United States .............................   $ 10,949    $(19,393)   $1,287
    Non-United States .........................       --            99       335
                                                  --------    --------    ------
                                                  $ 10,949    $(19,294)   $1,622
                                                  ========    ========    ======
Income tax provision (benefit)-
  Current-
    United States .............................   $    861    $    358    $  198
    Non-United States .........................       --          --         111
                                                  --------    --------    ------
                                                  $    861    $    358    $  309
                                                  ========    ========    ======
  Deferred-
    United States .............................      3,290      (4,187)   $ --
    Non-United States .........................       --          --        --
                                                  --------    --------    ------
                                                     3,290      (4,187)     --
                                                  --------    --------    ------
                                                  $  4,151    $ (3,829)   $  309
                                                  ========    ========    ======

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax asset (liability) at December 31, 1995 and 1996 are as follows (in thousands):

                                                            1995        1996
                                                          --------    --------
Deferred tax assets-
     Accruals and reserves ............................   $  1,176    $  1,469
     Net operating loss and credit carryforwards ......      7,468       5,550
     Tax deferral of book write-down of machinery
          and equipment................................      1,194       1,194
     Other ............................................        303         994
                                                          --------    --------
                                                            10,141       9,207
     Less- Valuation allowance ........................     (2,248)     (1,898)
                                                          --------    --------
                                                             7,893       7,309
                                                          --------    --------
Deferred tax liabilities-
     Excess of tax over book depreciation .............     (6,691)     (6,101)
     Other ............................................     (1,202)     (1,208)
                                                          --------    --------
                                                            (7,893)     (7,309)
                                                          --------    --------
          Net deferred tax asset (liability) ..........   $   --      $   --
                                                          ========    ========

The decrease in the valuation allowance was recorded due to utilization of previously reserved net operating loss carryforwards.

The consolidated provision (benefit) for income taxes differs from the provision (benefit) computed at the statutory United States federal income tax rate for the following reasons:

                                                      1994      1995      1996
                                                       ---       ---       ---
United States statutory rate .....................      34%      (34)%      34%
Non-United States income, taxed at less
  than United States statutory rate ..............      (9)      --         (9)
Increase (decrease) in valuation allowance .......     --         12       (61)
Nondeductible expenses, primarily goodwill .......       8         3        39
State income taxes ...............................       5        (1)       16
                                                       ---       ---       ---
                                                        38%      (20)%      19%
                                                       ===       ===       ===

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $14,301,000 which are available to offset future taxable income. The loss carryforwards will expire in the years 2008 through 2011 if not utilized. The Company also has alternative minimum tax credits of approximately $387,000 which are available indefinitely.

6. CAPITAL STOCK, STOCK OPTION
    PLANS AND WARRANTS:

PREFERRED STOCK

In 1996, the Company issued 90,000 shares of the Company's Series A Senior Convertible Cumulative 7.5% Preferred Stock ("7.5% Preferred Stock") for $9,000,000 as further discussed in Note 1. The 7.5% Preferred Stock is convertible at the discretion of the holders, at a rate of 100 shares of common stock per share of 7.5% Preferred Stock, into 9,000,000 shares of the Company's common stock. Dividends accrue at the rate of $7.50 per share, per year, and are payable only upon the conversion or redemption of the 7.5% Preferred Stock or on December 1, 2003. The preferred shares have a liquidation preference of $100 per share. Holders of the 7.5% Preferred Stock have 100 votes per share.

COMMON STOCK

Holders of the common stock have one vote per share.

STOCKHOLDERS RIGHTS AGREEMENT

The Company has a stockholders rights agreement to protect against coercive or unfair takeover tactics. Under the terms of the agreement, the Company distributed to its stockholders one right for each share of common stock held. Each right entitles the holder to purchase one share of common stock for $75 per share, subject to adjustment, or, under certain circumstances, stock of the Company or of the acquiring entity for half market value. The rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or makes a tender offer for 15% or more of the common stock. The rights will expire on December 15, 2004.

STOCK OPTION PLANS

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for all awards granted after December 31, 1994. The Company has various plans which provide for the granting of nonqualified stock options or incentive stock options to purchase shares of the Company's common stock to officers and executives responsible for the direction and management of the Company. Generally, under the plans, options may be granted at not less than the fair market value on the date of grant. Options under the nonqualified plans generally become exercisable immediately or in ratable installments over a five-year period from date of grant and may be exercised up to a maximum of 10 years from date of grant. Options under the incentive stock option plan and the non-employee director stock option plan generally become exercisable after three years in 33-1/3% increments per year and expire 10 years from date of grant. Shares available for future options pursuant to the various stock option plans as of December 31, 1994, 1995 and 1996, were 47,256, 370,006 and 151,624, respectively. The total compensation cost recognized in income for stock-based compensation awards was $679,000 for 1996.

Stock option transactions under the plans during 1994, 1995 and 1996 were as follows:

                                                                     1994                  1995                   1996
                                                           ---------------------  ---------------------  ---------------------
                                                                        Weighted               Weighted               Weighted
                                                                        Average                Average                Average
                                                                        Exercise               Exercise               Exercise
                                                            Options      Price     Options      Price     Options      Price
                                                           ----------    ------   ----------    ------   ----------    ------
Nonqualified stock option plans-
  Options outstanding at January 1 .....................      397,244    $ 7.55      460,656    $ 8.13      486,656    $ 7.71
  Granted ..............................................       65,000     11.49       41,000      3.79    1,864,876      3.01
  Canceled .............................................         --        --        (15,000)     9.88     (456,876)     8.21
  Exercised ............................................       (1,588)      .04         --        --         (4,646)      .04
                                                           ----------    ------   ----------    ------   ----------    ------
  Options outstanding at December 31 ...................      460,656    $ 8.13      486,656    $ 7.71    1,890,010    $ 2.97
                                                           ==========    ======   ==========    ======   ==========    ======
  Options exercisable at December 31 ...................      247,532    $ 8.64      305,906    $ 4.52    1,758,259    $ 2.96
                                                           ==========    ======   ==========    ======   ==========    ======
  Options exercise price range at December 31 ..........  $ .04 - $16.00         $ .04 - $ 8.38         $ .04 - $ 3.50

Incentive stock option plan-
  Options outstanding at January 1 .....................      197,500    $ 9.57      281,375    $10.14      399,000    $ 7.55
  Granted ..............................................       98,500     11.06      165,600      3.88      736,000      3.01
  Canceled .............................................      (13,625)     8.92      (42,975)    10.80     (444,875)     7.12
  Exercised ............................................       (1,000)     4.00       (5,000)     4.00         --        --
                                                           ----------    ------   ----------    ------   ----------    ------
  Options outstanding at December 31 ...................      281,375    $10.14      399,000    $ 7.55      690,125    $ 3.01
                                                           ==========    ======   ==========    ======   ==========    ======
  Options exercisable at December 31 ...................         --        --         37,060    $ 9.11      149,349    $ 3.00
                                                           ==========    ======   ==========    ======   ==========    ======
  Options exercise price range at December 31 ..........        $4.00 - $12.50        $3.88 - $12.50          $3.00 - $ 3.50

Non-Employee Director stock option plan-
  Options outstanding at January 1 .....................         --        --           --        --           --        --
  Granted ..............................................         --        --           --        --         55,000    $ 4.21
  Canceled .............................................         --        --           --        --           --        --
  Exercised ............................................         --        --           --        --           --        --
                                                           ----------    ------   ----------    ------   ----------    ------
  Options outstanding at December 31 ...................         --        --           --        --         55,000    $ 4.21
                                                           ==========    ======   ==========    ======   ==========    ======
  Options exercisable at December 31 ...................         --        --           --        --          4,000    $ 5.88
                                                           ==========    ======   ==========    ======   ==========    ======
  Options exercise price range at December 31 ..........                                              $ 3.75 - $5.88

Effective February 1996, the board of directors approved a plan for all options whereby the exercise price was revised to reflect the current market price of $3.00. The options granted under the 1991 non-qualified stock option plan at an exercise price of $.04 per share were not included in the repricing. All repriced options were canceled and reissued accordingly.

As allowed by SFAS No. 123 the Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                     1995               1996
                                                -------------        -------
Net Income (loss)              As Reported      $(15,465,000)       $1,313,000
                               Pro Forma        $(15,580,000)      $(1,243,000)
Earnings (loss) per share      As Reported       $(2.35)               $.09
                               Pro Forma         $(2.37)              $(.09)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted in 1995 was $1.70 per share. The weighted average fair value of options granted in 1996 for which the exercise price equaled the market price of the stock on the grant date and for which the exercise price was less than the market price of the stock on the grant date was $1.26 and $1.69 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1995 and 1996, respectively: risk-free interest rates of 6.34% and 6.03%; expected lives of five years; expected volatility of 36.05%; and no expected dividend yield in both years.

Of the 1,890,010 nonqualified stock options outstanding at December 31, 1996, 25,134 have an exercise price of $.04, with a weighted average exercise price of $.04 and a weighted average remaining contractual life of eight months. All of these options are exercisable. The remaining 1,864,876 nonqualified stock options have exercise prices between $3.00 and $3.50, with a weighted average exercise price of $3.01 and a weighted average remaining contractual life of 10 years. Of these 1,864,876 nonqualified stock options, 1,733,125 are exercisable and their weighted average exercise price is $3.00. The incentive stock options and the non-employee director stock options outstanding at December 31, 1996 have a weighted average remaining contractual life of ten years.

WARRANTS

The Company has issued warrants under several separate agreements which expire between 1997 and 2006. As of December 31, 1996, a total of 942,664 shares of common stock has been reserved for issuance upon the exercise of common stock warrants. Each warrant allows the holder to purchase one share of common stock. The warrants are recorded at their estimated fair values at the date of issuance. The warrants were issued in connection with acquisition and financing transactions. Certain warrants are callable by the Company through their expiration dates. The number of warrants outstanding, warrant holders, exercise prices and call prices are presented below.

 Number of Shares
  Issuable Under
     Warrants
  Outstanding at                                                       Exercise
   December 31,                                                         Price       Company Call
       1996                          Warrant Holders                  Per Share   Pruce Per Warrant
-----------------    ----------------------------------------------   ---------   -----------------
     256,842         Management                                        $  2.41    Not callable
      35,918         Senior noteholders                                    .02    Not callable
     258,835         Nonmanagement common stockholders                    2.41    Not callable
      98,820         Employees, vendors and other affiliates              2.41    Not callable
      17,254         Predecessor company stockholders                     5.00    $8.00 to $14.00
     250,000         Investment advisors                                  2.08    Not callable
      24,995         Others                                              36.00    Not callable
    --------
     942,664
    ========

Certain of the warrant agreements contain a provision which allows for an adjustment to the number of shares of common stock that can be purchased and the exercise price per share upon the occurrence of certain events, as defined, to preserve without dilution the rights of the warrant holders. The Company issued 258,247 additional warrants during 1996 pursuant to the antidilution provisions of these agreements. In addition, the Company issued 250,000 warrants and 25,000 shares of common stock to an outside investment advisory firm for services rendered in connection with the Company's refinancing in February 1996.

7.   EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

The Company has adopted a 401(k) savings plan which covers substantially all employees. The Company contributed $195,000, $171,000 and $174,000 to the plan during the years ended December 31, 1994, 1995 and 1996, respectively.

PROFIT SHARING PLAN

In 1996, the Company established a profit sharing plan that supplements the Company's existing 401(k) savings plan and covers all employees who are eligible to participate in the 401(k) savings plan. The plan provides for employer discretionary contributions into the employee's 401(k) account, earned only if the Company meets specific performance targets. The employer discretionary contribution may not exceed 50% of consolidated net income, and may be subject to adjustment by the board of directors. The plan provides for 50% of the value of any contributions to be paid in the form of cash and the remaining 50% in the form of common stock of the Company. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be earned.

EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1997, the Company established an employee stock purchase plan whereby eligible employees of the Company employed in the continental United States may purchase shares of the Company's common stock at a 15% discount. As of December 31, 1996, 1,500,000 shares of the Company's common stock, par value $.001 per share, have been registered for purchase under this plan.


8. COMMITMENTS AND CONTINGENCIES:

LITIGATION AND LEGAL MATTERS

PATENTS

The Company operates in a commercial field in which patents relating to the products, processes, apparatus and materials are more numerous than in many other fields. The Company's products include such features as multistrand elastic leg bands, replaceable frontal landing strips for the tape tabs, upstanding cuffs, training pants and super absorbent pad construction. In each case, the design and the technical features of the diapers produced by the Company were carefully considered by patent counsel before the manufacture and sale of such products, and steps were taken to avoid the features disclosed in unexpired patents.

Although much of the patent activity relates to the technical work of Procter & Gamble Company and Kimberly-Clark Corporation ("Kimberly-Clark"), it is not exclusive to those organizations, and the Company takes careful steps to design, produce and sell its baby diapers to avoid infringing any valid patents of its competitors. However, during 1992 and 1993, Kimberly-Clark and Uni-Charm Corporation ("Uni-Charm"), respectively, commenced separate lawsuits against the Company alleging patent infringements. The Company subsequently filed counterclaims relating to both lawsuits.

In September 1992, Kimberly-Clark commenced a lawsuit against the Company and a competitor alleging infringement of their inner leg gather patent. The lawsuit was settled in June 1994, and such settlement required no payment by the Company or Kimberly-Clark. Legal fees of $1,141,000 in 1994 associated with this litigation were recorded as an unusual expense. The Company does not expect the provisions of the settlement to have an adverse effect on future operations.

In November 1993, Uni-Charm commenced a lawsuit against the Company alleging infringement of their training pants patent. After preliminary discovery, the parties entered into a settlement agreement resolving the contentions between the parties. Uni-Charm has granted Drypers a license to manufacture disposable pant-diapers, training pants and absorbent underpants covered by its patented technology at an agreed royalty rate, if such technology is used. Drypers does not expect the provisions of the settlement to have an adverse effect on future operations.

There can be no assurance that the Company will not be held to be infringing on other existing patents in the future; any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company.

The Company is involved in certain other lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with three executive officers that extend through February 25, 2000, two officers that extend through July 19, 1997 and March 14, 1999, and another with a key employee which extends through December 31, 1999. Additionally, the Company has entered into an agreement for consulting services with a former officer of the Company which extends through November 10, 1997. As of December 31, 1996, the Company's remaining aggregate commitment under the agreements is approximately $3,354,000.

OPERATING LEASES

The Company is obligated under various long-term leases for its building/production facilities, machinery and equipment, which expire at various dates through 2004. Rental expense aggregated $1,567,000, $1,771,000 and $1,418,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The leases provide for minimum annual rentals plus, in certain instances, payment for property and use taxes, insurance and maintenance.

Future minimum rental commitments under noncancelable operating leases, excluding amounts accrued in the accompanying financial statements, are as follows (in thousands):

Year ending December 31-
  1997                                                $ 3,209
  1998                                                  3,603
  1999                                                  3,541
  2000                                                  3,419
  2001                                                  2,965
  Thereafter                                            4,253
                                                      -------
       Total minimum lease payments required          $20,990
                                                      =======

The table above includes future minimum rental commitments for a diaper production line under a lease entered into subsequent to December 31, 1996.

9. SIGNIFICANT CUSTOMERS/GEOGRAPHIC DATA:

For each of the three years ended December 31, 1994, 1995 and 1996, the Company had no individual customers whose purchases exceeded 10% of net sales. For each of the three years ended December 31, 1994, 1995 and 1996, the percentage of the Company's net sales which were to customers in foreign countries totaled 13.5%, 19.2% and 24.2%, respectively.

The following table presents geographic data for the years ended December 31, 1995 and 1996. Prior to the acquisition of Seler, in July 1995, the Company did not have any significant consolidated operations outside of the United States and its commonwealths. The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

                                               1995                1996
         United States                     ------------         -------
            Net sales                     $154,546,000         $179,244,000
            Operating income (loss)        (11,211,000)           9,854,000
            Identifiable assets            118,970,000          117,821,000

         Latin America
            Net sales                       $9,401,000          $27,770,000
            Operating income (loss)            (48,000)             699,000
            Identifiable assets             18,450,000           32,734,000

10. QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited summarized data by quarter for 1995 and 1996 is as follows (in thousands, except per share data):

                                  First          Second           Third       Fourth
                                 Quarter         Quarter         Quarter      Quarter       Total
                                ---------       ---------       ---------    ---------       ---------
1995-
  Net sales .................   $  36,340       $  37,758       $  43,295    $  46,554       $ 163,947
  Gross profit ..............      11,210          10,452          12,817       15,393          49,872
  Net loss ..................      (3,208)(a)      (6,206)(b)      (2,656)      (3,395)(c)     (15,465)
  Net loss per share ........   $    (.49)(a)   $    (.95)(b)   $    (.40)   $    (.51)(c)   $   (2.35)
1996-
  Net sales .................   $  45,042       $  52,821       $  55,066    $  54,085       $ 207,014
  Gross profit ..............      16,229          21,520          21,874       21,263          80,886
  Net income (loss) .........      (2,915)            348           1,956        1,924           1,313
  Net income (loss) per share   $    (.45)      $     .02       $     .12    $     .11       $     .09(d)

-----------------

(a) Includes unusual expenses of $2,358,000 to reflect the costs associated with the Company's repositioning/brand transition of its premium brand diaper products.

(b) Includes a noncash restructuring charge of $2,972,000 associated with the write-down of idled equipment to net realizable value and lease termination costs related to the closure of the Houston facility.

(c) Includes a noncash charge of $1,283,000 to revise estimated restructuring charges recorded in the second quarter of 1995 for the write-down of idled equipment to net realized value and an unusual expense of $827,000 to reflect the costs associated with the Company's refinancing transaction.

(d) Common and common equivalent shares for the three months ended June 30, 1996, September 30, 1996 and December 31, 1996, and for the year ended December 31, 1996, include the weighted average common shares issuable upon conversion of 90,000 shares of convertible preferred stock issued in February, 1996. Given the loss for the three months ended March 31, 1996, such common stock equivalents were not included since the impact would have been antidilutive. As a result, the sum of net income (loss) per share for the four quarters of 1996, which is based on average shares outstanding during the quarters, does not equal net income (loss) per share for the year, which is based on average shares outstanding during the year.

11. SUBSEQUENT EVENTS:

Subsequent to December 31, 1996, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper and other production of Chansommes. Consideration paid in connection with the transactions totaled approximately $6,367,000, including $4,000,000 of common stock of the Company (1,000,000 shares), cancellation of an outstanding receivable from Chansommes of $2,167,000 and $200,000 of transaction related costs to date. Under the terms of the agreement, the 1,000,000 shares of common stock are to be held in escrow by the Company through April 1997. The owners of such shares may elect until that time to receive cash in lieu of the shares for a portion or all of the $4,000,000. See also Note 1. In this regard, to provide for additional liquidity needs, if necessary, the Company has received an irrevocable commitment from a major shareholder to provide up to $4,000,000 in financing. Borrowings under this facility, if any, would accrue interest at 12% per annum.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Drypers Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, included in this Form 10-K and have issued our report thereon dated March 26, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial statement Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Houston, Texas
March 26, 1997

                                                                     SCHEDULE II

                      DRYPERS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                                 Additions
                                                   Balance at    Charged to                               Balance
                                                   Beginning      Cost and                               at End of
           Classification                          Of Period      Expense    Deductions(1)   Other(2)     Period
           --------------                          ---------      -------    --------------  --------     -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    Year Ended December 31, 1994 ...............    $   304       $    80      $  (146)       $  --       $   238
    Year Ended December 31, 1995 ...............        238           490         (395)           607         940
    Year Ended December 31, 1996 ...............        940         1,240       (1,020)          --         1,160

----------------------
(1)  Write-offs of uncollectible accounts.
(2) Consolidation of Seler, S.A.'s allowance for doubtful accounts as of July 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

In accordance with General Instruction G(3) to Form 10-K, the information required by Items 10 through 13 will be set forth in the Company's Proxy Statement relating to the annual meeting of the Company's stockholders under the captions indicated below, and such information is incorporated herein by reference.

                                 CROSS REFERENCE

FORM 10-K ITEM NUMBER AND CAPTION       CAPTION IN DEFINITIVE PROXY STATEMENT

Item 10.Directors and Executive         Proposal One:  Election of Directors, Executive
        Officers of the Registrant      Officers and Compensation--Executive Officers
                                        and--Compliance with Section 16(a) of the
                                        Securities and Exchange Act of 1934

Item 11.Executive Compensation          Executive Officers and Compensation--
                                        Executive Compensation

Item 12.Security Ownership of           Security Ownership of Certain Beneficial
        Certain Beneficial Owners       Owners and Management
        and Management

Item 13.Certain Relationships and       Certain Relationships and Related
        Related Transactions            Transactions

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits, Financial Statements and Financial Statement Schedules.

(1) and (2) Financial Statements and Financial Statement Schedules.

Consolidated Financial Statements and related Schedule II of the Company are included in Item 8 (Financial Statements and Supplementary Data). All other schedules have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

(3) Exhibits.

Drypers undertakes to furnish any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing such exhibit.

 Exhibit
 NUMBER DESCRIPTION OF EXHIBIT

  **3.1 - Restated Certificate of Incorporation of Drypers Corporation, as amended (Filed as Exhibit 3.1 to current report on Form 8-K dated March 1, 1996).

  **3.2 - Bylaws of Drypers Corporation, as amended, dated January 21, 1994 (Filed as Exhibit 3.2 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

  **4.1      - Specimen 12 1/2% Series B Senior Note Certificate (Filed as
             Exhibit 4.1 to Amendment No. 1 to Form S-4 filed March 17, 1993, Registration Statement No.
             33-54810).

  **4.2 - Form of Common Stock Certificate (Filed as Exhibit 4.2 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

  **4.3 - Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.3 to purchase an aggregate of 14,680 shares of Common Stock (Filed as Exhibit 4.3 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).

  **4.4 - Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.4 to purchase an aggregate of 24,088 shares of Common Stock (Filed as Exhibit 4.4 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).

  **4.5 - Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.5 to purchase an aggregate of 23,971 shares of Common Stock (Filed as Exhibit 4.5 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).

  **4.6 - Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.6 to purchase an aggregate of 346,183 shares of Common Stock (Filed as Exhibit 4.6 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).

  **4.7 - Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.7 to purchase an aggregate of 24,995 shares of Common Stock (Filed as Exhibit 4.7 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).

  **4.8 - Forms of Warrants (Filed as Exhibit 4.37 to Form S-1 Filed October 8, 1993, Registration Statement No. 33-70098).

 **+4.9 - Form of Nonqualified Stock Option Agreement, as amended, entitling the persons listed on Schedule 4.9 to purchase an aggregate of 125,000 shares of Common Stock (Filed as Exhibit 4.9 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).

**+4.10 - Form of Nonqualified Stock Option Agreement, as amended, entitling the persons listed on Schedule 4.10 to purchase an aggregate of 93,750 shares of Common Stock (Filed as Exhibit 4.10 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).

**+4.11 - Form of Nonqualified Stock Option Agreement dated April 9, 1993, entitling the persons listed on Schedule 4.11 to purchase an aggregate of 71,875 shares of Common Stock (Filed as Exhibit 4.11 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

**+4.12 - Form of Nonqualified Stock Option Agreement dated October 1, 1992, entitling the persons listed on Schedule 4.13 to purchase an aggregate of 45,000 shares of Common Stock (Filed as Exhibit 4.13 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

**+4.13 - Form of Nonqualified Stock Option Agreement dated December 31, 1993, entitling the persons listed on Schedule 4.16 to purchase an aggregate of 31,250 shares of Common Stock (Filed as Exhibit 4.16 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

 **4.14 - Indenture dated as of November 10, 1992, by and among the Company, Hygienic Products International, Inc., VRG Leasing Corporation, and First Interstate Bank of Texas, N.A., as trustee (Filed as Exhibit 4.29 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **4.15 - Warrant Agreement dated as of November 10, 1992, by and between the Company and First Interstate Bank of Texas, N.A., as warrant agent (Filed as Exhibit 4.31 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **4.16 - Warrant Agreement as dated as of July 31, 1991, by and between the Company and First Interstate Bank of Texas, N.A., as warrant agent (Filed as Exhibit 4.16 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **4.17 - 2% Convertible Junior Subordinated Debenture due June 30, 1998, issued to Randy C. Schaaf in the original principal amount of $500,000 (Filed as Exhibit 4.32 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **4.18 - Form of Investment and Stock Registration Agreement dated November 10, 1992, by and among the Company and the persons listed on Schedule 4.34 attached thereto (Filed as Exhibit 4.34 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **4.19 - Certificate of Designation of Senior Convertible Cumulative 7.5% Preferred Stock of Drypers Corporation (Filed as Exhibit 4.1 to Current Report on Form 8-K dated March 1, 1996).

  *4.20 - Rights Agreement dated January 20, 1995 by and between Drypers Corporation and ChaseMellon Shareholder Services, L.L.C.

  *4.21 - Rights Agreement Amendment dated as of February 26, 1996, by and between Drypers Corporation and ChaseMellon Shareholder Services, L.L.C.

**+10.1 - Form of Indemnity Agreement dated August 2, 1991, by and between the Company and the persons listed on Schedule 10.1 (Filed as Exhibit 10.1 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

**+10.2 - Indemnity Agreement dated November 10, 1992, between the Company and Randy C. Schaaf (Filed as Exhibit 10.28 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

**+10.3 - Consulting Agreement dated December 7, 1994, by and between the Company and Randy C. Schaaf (Filed as Exhibit 10.4 to Amendment No. 6 to Form S-1 filed January 23, 1995, Registration Statement No. 33-70098).

 **10.4 - Employment Agreement dated as of October 24, 1994, by and between the Company and David M. Pitassi (Filed as Exhibit 10.6 to Amendment No. 6 to Form S-1 filed January 23, 1995, Registration Statement No. 33-70098).

 **10.5 - Noncompetition Agreement dated June 11, 1991, by and between VMG Enterprises, Inc. and Dan A. Badders (Filed as Exhibit 10.23 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

**+10.6 - Noncompetition Agreement dated as of November 10, 1992, by and among the Company and Randy C. Schaaf (Filed as Exhibit 10.31 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.7 - Lease Agreement dated April 1, 1988, by and between Gerald D. Hines and ACP Enterprises, Inc. (Filed as Exhibit 10.12 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.8 - Warehouse Lease dated September 25, 1985, as amended by Addendum No. 1 dated September 25, 1985, as amended by Addendum No. 2 dated April 3, 1986, as amended by Addendum No. 3 dated October 14, 1988, as amended by Addendum No. 4 dated September 30, 1991, by and between Hillman Properties Northwest and VMG Enterprises, Inc. (Filed as Exhibit 10.13 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.9 - Lease Agreement dated October 24, 1988, as amended by the First Lease Amendment dated November 13, 1989, as amended by the Second Lease Amendment dated August 2, 1990, as amended by the Third Lease Amendment dated February 4, 1991, as amended by the Fourth Lease Amendment dated November 18, 1991, by and between Willis Day Properties, Inc. and UltraCare Products, Inc. (Filed as Exhibit
             10.24 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.10 - Lease Agreement dated September 1, 1992, by and between Willis Day Properties, Inc. and UltraCare Products, Inc. (Filed as Exhibit
             10.25 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.11 - Lease Contract dated July 6, 1992, between Puerto Rico Industrial Development Company and Hygienic Products International, Inc. (Filed as Exhibit 10.26 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.12 - Lease Contract dated July 1, 1994 between Houston-West Loop, Limited and Drypers Corporation.

 **10.13 - VRG Holding Corporation 1992 Incentive Stock Option Plan, as amended (Filed as Exhibit 10.14 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).

**+10.14 - VRG Holding Corporation 1991 Nonqualified Stock Option Plan (Filed as Exhibit 10.15 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.15 - Form of 12% Junior Subordinated Debenture due June 30, 1998, in the aggregate principal amount of $2,400,000 issued to the persons listed on Schedule 10.29 (Filed as Exhibit 10.29 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

 **10.16 - Drypers 401(k) Plan (Filed as Exhibit 10.25 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).

 **10.17 - Memorandum of Preferred Stock Purchase Agreement dated July 31, 1994, by and among Drypers Corporation, Seler S.A., Ricardo Marcelo Albamonte and Alfred Garcia Bernal (Filed as Exhibit 10.1 to Form 10-Q filed August 15, 1994, Commission File No. 0-23422).

 **10.18     - Drypers Corporation 1995 Key Employee Stock Option Plan (Filed as
             Exhibit 10.1 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).

 **10.19 - Drypers Corporation 1994 Non-Employee Director Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).

 **10.20 - Form of Drypers Corporation 1995 Key Employee Stock Option Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.3 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).

 **10.21 - Form of Drypers Corporation 1995 Key Employee Stock Option Plan Incentive Stock Option Agreement (Filed as Exhibit 10.4 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).

 **10.22 - Loan and Security Agreement dated February 26, 1996, between Congress Financial Corporation (Southwest) and Drypers Corporation (Filed as Exhibit 10.1 to Current Report on Form 8-K dated March 1,
             1996).

 **10.23 - Second Amended and Restated Loan Agreement dated as of February 23, 1996, between Drypers Corporation and First Interstate Bank of Texas, N.A. (Filed as Exhibit 10.2 to Current Report on Form 8-K dated March 1, 1996).

 *+10.24 - Employment Agreement dated February 25, 1997, by and between Drypers Corporation and Walter V. Klemp.

 *+10.25 - Employment Agreement dated February 25, 1997, by and between Drypers Corporation and Raymond M. Chambers.

 *+10.26 - Employment Agreement dated February 25, 1997, by and between Drypers Corporation and Terry A. Tognietti.

 *+10.27 - Employment Agreement dated March 14, 1996, by and between Drypers Corporation and Joe D. Tanner.

 *+10.28 - Employment Agreement dated July 19, 1996, by and between Drypers Corporation and David M. Olsen.

  *11.1      - Statement Regarding Computation of Per Share Earnings.

  *21.1      - Subsidiaries of Drypers Corporation.

  *23.1      - Consent of Arthur Andersen LLP.
----------
*    Filed herewith.
**   Incorporated by reference to the filing indicated.
+    Management contract or compensatory plan or arrangement filed pursuant to
     Item 14 of Form 10-K.

(b)  Reports on Form 8-K

     A report on Form 8-K, dated December 31, 1996, was filed with the Commission December 31, 1996, in which the Company reported the acquisition of Pannolini de Mexico, S.A. de C.V. by Drypers Mexico, S.A. de C.V., a wholly owned subsidiary of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                              DRYPERS CORPORATION
                                              By /s/  WALTER V. KLEMP
                                                      Walter V. Klemp
                                                      Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on the 27th day of March, 1997.

       Signature                           Title
       ---------                           -----
/s/ WALTER V. KLEMP          Co-Chief Executive Officer, Chairman of the Board
    Walter V. Klemp            and Director
                               (Principal Executive Officer)

/s/ JONATHAN P. FOSTER       Chief Financial Officer
    Jonathan P. Foster         (Principal Financial and Accounting Officer)

/s/ TERRY A. TOGNIETTI       Co-Chief Executive Officer, President - Drypers
    Terry A. Tognietti         North America and Director

/s/ RAYMOND M. CHAMBERS      Co-Chief Executive Officer, President - Drypers
    Raymond N. Chambers        International and Director

/s/  NOLAN LEHMANN           Director
     Nolan Lehmann