Form 10-Q
period 1997-03-31
DRYPERS CORP
filed 1997-05-15
CIK 894232

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 0-23422

                               ----------------

                              DRYPERS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0344044
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)



        1415 WEST LOOP NORTH                              77055
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

                                 [X] Yes[_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 (CLASS)             (OUTSTANDING AT APRIL 21, 1997)
                 -------             -------------------------------
      Common Stock, $.001 Par Value             8,348,874

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.FINANCIAL INFORMATION

ITEM 1.UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation:

     Consolidated Balance Sheets--December 31, 1996 and March 31, 1997.
     Consolidated Statements of Earnings for the Three Months Ended March
      31, 1996 and 1997.
     Consolidated Statement of Stockholders' Equity for the Three Months
      Ended March 31, 1997.
     Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 1996 and 1997.
     Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 31,  MARCH 31,
                        ASSETS                             1996        1997
                        ------                         ------------ -----------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash................................................   $  4,923    $  3,682
  Accounts receivable, net of allowance for doubtful
   accounts of $1,160 and $1,615, respectively........     30,631      35,175
  Inventories.........................................     11,616      14,136
  Prepaid expenses and other..........................      4,410       5,461
                                                         --------    --------
    Total current assets..............................     51,580      58,454
PROPERTY AND EQUIPMENT, net of depreciation and
 amortization of $14,157 and $15,313, respectively....     35,154      37,405
INTANGIBLE AND OTHER ASSETS, net of amortization of
 $10,185 and $10,994, respectively....................     63,821      67,386
                                                         --------    --------
                                                         $150,555    $163,245
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings...............................   $ 15,622    $ 14,435
  Current portion of long-term debt...................        945         994
  Accounts payable....................................     16,958      23,137
  Accrued liabilities.................................      9,348      10,813
                                                         --------    --------
    Total current liabilities.........................     42,873      49,379
LONG-TERM DEBT........................................      2,125       1,970
SENIOR TERM NOTES.....................................     44,122      44,165
SUBORDINATED DEBT TO RELATED PARTIES..................      2,400       2,400
OTHER LONG-TERM LIABILITIES...........................      5,427       5,696
                                                         --------    --------
                                                           96,947     103,610
PUTTABLE COMMON STOCK, 0 and 1,000,000 shares issued
 and outstanding, respectively........................         --       4,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, 90,000 shares issued and outstanding...          1           1
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 7,179,230 and 7,316,950 shares issued
   and outstanding, respectively......................          7           7
  Additional paid-in capital..........................     68,823      69,045
  Warrants............................................      1,395       1,395
  Retained deficit....................................    (16,618)    (14,813)
                                                         --------    --------
    Total stockholders' equity........................     53,608      55,635
                                                         --------    --------
                                                         $150,555    $163,245
                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                      ---------------------
                                                        1996        1997
                                                      ---------  ----------
                                                          (UNAUDITED)
NET SALES............................................ $  45,042  $   60,161
COST OF GOODS SOLD...................................    28,813      36,756
                                                      ---------  ----------
    Gross profit.....................................    16,229      23,405
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........    17,109      18,961
                                                      ---------  ----------
    Operating income (loss)..........................      (880)      4,444
RELATED-PARTY INTEREST EXPENSE.......................        88          88
OTHER INTEREST EXPENSE, net..........................     1,892       2,110
OTHER EXPENSE .......................................        --         123
                                                      ---------  ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION............    (2,860)      2,123
INCOME TAX PROVISION.................................        55         150
                                                      ---------  ----------
NET INCOME (LOSS)....................................    (2,915)      1,973
PREFERRED STOCK DIVIDEND.............................        55         168
                                                      ---------  ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS........................................ $  (2,970) $    1,805
                                                      =========  ==========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING...... 6,621,353  18,606,068
                                                      =========  ==========
NET INCOME (LOSS) PER COMMON SHARE................... $    (.45) $      .11
                                                      =========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                          PREFERRED    COMMON
                           SHARES      SHARES                     ADDITIONAL
                         ISSUED AND  ISSUED AND  PREFERRED COMMON  PAID-IN            RETAINED
                         OUTSTANDING OUTSTANDING   STOCK   STOCK   CAPITAL   WARRANTS DEFICIT
                         ----------- ----------- --------- ------ ---------- -------- --------
BALANCE, December 31,
 1996...................   90,000     7,179,230     $ 1     $ 7    $68,823    $1,395  $(16,618)
 Issuance of common
  stock in connection
  with acquisition
  (unaudited)...........       --        46,872      --      --         --        --        --
 Preferred stock
  dividends ($1.87 per
  share) (unaudited)....       --            --      --      --         --        --      (168)
 Exercise of stock
  options (unaudited)...       --        90,848      --      --        222        --        --
 Net income (unaudited).       --            --      --      --         --        --     1,973
                           ------     ---------     ---     ---    -------    ------  --------
BALANCE, March 31, 1997
 (unaudited)............   90,000     7,316,950     $ 1     $ 7    $69,045    $1,395  $(14,813)
                           ======     =========     ===     ===    =======    ======  ========




   The accompanying notes are an integral part of this consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                              ----------------
                                                               1996     1997
                                                              -------  -------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................... $(2,915) $ 1,973
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities--
   Depreciation and amortization.............................   1,803    2,041
   Other.....................................................    (177)     (43)
   Changes in operating assets and liabilities--
     (Increase) decrease in--
      Accounts receivable....................................   1,377   (4,544)
      Inventories............................................  (1,604)  (2,520)
      Prepaid expenses and other.............................     443   (1,051)
     Increase (decrease) in--
      Accounts payable.......................................  (3,072)   6,179
      Accrued and other liabilities..........................  (2,492)   1,691
                                                              -------  -------
       Net cash provided by (used in) operating activities...  (6,637)   3,726
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..........................    (647)  (3,440)
 Investment in other noncurrent assets.......................     (28)    (374)
 Payments under noncompete agreements........................     (63)     (63)
                                                              -------  -------
       Net cash used in investing activities.................    (738)  (3,877)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolvers..................................  33,613   40,756
 Payments on revolvers....................................... (34,588) (41,943)
 Payments on term loan.......................................    (250)    (125)
 Financing related costs.....................................    (492)      --
 Proceeds from issuance of preferred stock...................   8,773       --
 Proceeds from exercise of stock options.....................      --      222
                                                              -------  -------
       Net cash provided by (used in) financing activities...   7,056   (1,090)
                                                              -------  -------
NET DECREASE IN CASH.........................................    (319)  (1,241)
CASH AT BEGINNING OF YEAR....................................   2,236    4,923
                                                              -------  -------
CASH AT END OF YEAR.......................................... $ 1,917  $ 3,682
                                                              =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              DRYPERS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the December 31, 1996 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1997.

  The unaudited consolidated financial information as of and for the three-month periods ended March 31, 1996 and 1997, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

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

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 in the first quarter of fiscal 1998. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required. The Company believes the "diluted" disclosure required under SFAS No. 128 will not differ materially from the historical primary earnings per share amounts for the periods presented.

2. INVENTORIES

  Inventories consisted of the following (in thousands):

                                                        DECEMBER 31,  MARCH 31,
                                                            1996        1997
                                                        ------------ -----------
                                                                     (UNAUDITED)
      Raw Materials....................................   $ 4,659      $ 4,907
      Finished Goods...................................     6,957        9,229
                                                          -------      -------
                                                          $11,616      $14,136
                                                          =======      =======

                              DRYPERS CORPORATION

                                  (UNAUDITED)

  Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

3. ACQUISITION

  In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions totaled approximately $6,400,000, including $4,000,000 of common stock of the Company (1.0 million shares), cancellation of an outstanding receivable from Chansommes of $2,200,000 and $200,000 of transaction related costs. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1994 at which time the owners elected to receive $4,000,000 in cash in lieu of the shares. As of March 31, 1997, the 1,000,000 shares of puttable common stock were presented outside of stockholders' equity. In connection with the transactions, the Company also obtained a fair value option to purchase the remaining 49% interest in the venture in Brazil.

4. DEBT

 Short-term Borrowings

  As of December 31, 1996 and March 31, 1997, the Company had borrowings outstanding of $15,622,000 and $14,435,000, respectively, under revolving credit facilities, at weighted average interest rates of 10.0% and 10.1%, respectively.

  On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Availability under the revolving credit facility and a portion of the proceeds from the sale of preferred stock were used to repay the previously existing credit facility. Borrowings outstanding under the previous revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996. Borrowings under the current revolving credit facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. Borrowings are collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of December 31, 1996 and March 31, 1997, the Company had borrowings outstanding of $15,622,000 and $13,835,000, respectively, under this facility.

  The revolving credit facility, as amended, requires the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $50,500,000 from December 31, 1996, through December 30, 1997, of at least $52,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of March 31, 1997.

  Short term borrowings for international operations were not material as of December 31, 1996 or March 31, 1997.

                              DRYPERS CORPORATION

                                  (UNAUDITED)

 Long-term Debt

  Long-term debt consisted of the following (in thousands):

                                                       DECEMBER 31,  MARCH 31,
                                                           1996        1997
                                                       ------------ -----------
                                                                    (UNAUDITED)
Term loan with a bank, interest at prime plus 2%,
 secured by a diaper production line..................    $1,125      $1,000
Note payable due 1997.................................       446         465
Note payable to Mexico Bank, due 2006, interest at
 LIBOR plus 10%.......................................       510         510
Note payable to Mexico Bank, due 2003, interest at
 12%, partially secured by diaper production line.....       989         989
                                                          ------      ------
                                                           3,070       2,964
  Less: current maturities............................      (945)       (994)
                                                          ------      ------
                                                          $2,125      $1,970
                                                          ======      ======

 Senior Term Notes

  Long-term debt under senior term notes consisted of the following (in thousands):

                                                        DECEMBER 31,  MARCH 31,
                                                            1996        1997
                                                        ------------ -----------
                                                                     (UNAUDITED)
12 1/2% Senior Notes, interest due semiannually on May
 1 and November 1, principal due November 1, 2002, net
 of unamortized debt discount of $878 and $835,
 respectively.........................................    $44,122      $44,165
                                                          =======      =======

  The notes contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets. The 12 1/2% Senior Notes also contain provisions for acceleration of payment of principal upon a change in control, as defined.

 Long-Term Subordinated Debt

  Long-term subordinated debt to stockholders and/or warrant holders consisted of the following (in thousands):

                                                       DECEMBER 31,  MARCH 31,
                                                           1996        1997
                                                       ------------ -----------
                                                                    (UNAUDITED)
Junior subordinated notes, bearing interest at 12%,
 interest payable quarterly...........................    $2,400      $2,400
                                                          ======      ======

                              DRYPERS CORPORATION

                                  (UNAUDITED)

  The 12 1/2% Senior Notes place certain restrictions on the payment of principal and interest on the junior subordinated debt. Under these provisions, the Company is currently restricted from making any principal or interest payments on this debt and has classified such balance as long-term as of December 31, 1996 and March 31, 1997.

5. COMMITMENTS AND CONTINGENCIES

  In March 1997, the Company entered into a six year operating lease with a lease financing company for a diaper production line, which is scheduled for delivery in the fourth quarter of 1997.

  The Company is involved in certain lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operation of the Company.

6. SUBSEQUENT EVENT

  On April 24, 1997, the Company entered into a Note Purchase Agreement with a financial institution, whereby the Company obtained $10,000,000 in working capital financing. This financing was provided through the issuance of two $5,000,000 promissory notes (the "Working Capital Facility"), bearing interest at 12% per annum payable semiannually and due on May 1, 1999. The Working Capital Facility is unsecured and may be prepaid by the Company, subject to a 3% premium if prepaid on or before January 2, 1998, and subject to a 1% premium thereafter. In addition, the Working Capital Facility must be prepaid in the event the Company completes an equity or debt offering in excess of $30,000,000. In connection with the issuance of the Working Capital Facility, the Company issued warrants to purchase shares of the Company's common stock to the financial institution subject to vesting. One warrant to purchase 100,000 shares of the Company's common stock vested on April 24, 1997. The remaining warrants consisting of two warrants to purchase 200,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock will vest, to the extent the Working Capital Facility is not sooner prepaid, on July 1, 1997, October 1, 1997 and January 1, 1998, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis, together with the accompanying consolidated financial statements and related notes is intended to aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

  This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve assumptions and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, competitive and economic factors, price changes by competitors, increases in costs of raw materials, timing of technological advances by the Company and its competitors, lack of acceptance by consumers of new products, and other factors discussed below and elsewhere herein. See Item 5. "Other Information--Cautionary Statements" below.

OVERVIEW

  Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers brand name in the United States and under the Drypers and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. During 1995, the Company successfully integrated its four regional brands under the Drypers brand name which it believes has increased the awareness of the Company's products with retailers and consumers while generating operating efficiencies. The Company currently sells its products principally to approximately 600 U.S. grocery retailers with an estimated 18,000 retail outlets. The Company continually seeks to expand its U.S. grocery store distribution network while increasing its limited penetration of the mass merchant and drugstore chain markets. In 1996, sales of branded products represented 86.3% of the Company's net sales in the United States and sales of private label and other products represented 13.7% of net sales in the United States.

  The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three-month periods ended March 31, 1996 and 1997.

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                       ------------------------
                                                          1996         1997
                                                       -----------  -----------
                                                        (DOLLARS IN MILLIONS)
   Domestic..........................................  $40.1  89.0% $45.6  75.8%
   International.....................................    4.9  11.0   14.6  24.2
                                                       ----- -----  ----- -----
    Total net sales..................................  $45.0 100.0% $60.2 100.0%
                                                       ===== =====  ===== =====

  Among the factors that have a direct bearing on the Company's results of operations are price and product changes and promotional activity by competitors, increases in costs of raw materials, timing of technological advances by the Company and its competitors, lack of acceptance by consumers of new replacement products, foreign governmental monetary and policy changes and other factors discussed herein.

  Gross profit margins vary significantly across the Company's product lines, as do the levels of promotional and marketing support. Accordingly, gross profit margins fluctuate with changes in the relative sales mix of the Company's various product lines. Since the differences in gross profit margins are generally offset by differences in promotional spending levels, changes in sales mix do not necessarily cause significant fluctuations in operating margins.

  During 1995, a confluence of unusual events adversely impacted the Company's financial performance. The December 1994 devaluation of the Mexican peso reduced the Company's 1995 export sales by an estimated $10 million. Beginning in the first quarter of 1995, The Procter & Gamble Company ("Procter & Gamble"), which manufactures Pampers and Luvs, and Kimberly-Clark Corporation ("Kimberly-Clark"), which manufactures

Huggies and which together with Procter & Gamble accounted for an estimated 78.1% of dollar sales in the total U.S. diaper market in 1996, increased their rates of promotional spending more aggressively than the Company. In addition, Procter & Gamble repositioned Luvs, its national value-priced brand, with a reduction in the number of diapers per package and a reduction in price per package. The Company responded with a repositioning of its own, lowering package counts and prices per package. Throughout 1995, the industry experienced substantial price increases in pulp, a major component of the total cost to produce diapers and training pants. Due to the competitive environment, the increase in pulp prices was not passed on to consumers, thus reducing the Company's gross margins. The adverse impact of these events was further compounded by the Company's planned transition to a single national brand from four regional brands and the simultaneous roll-out of an "ultra-thin" premium diaper, which experienced slow initial consumer acceptance.

  In response to these events, management implemented a plan to improve sales and margins, increase operating efficiency and substantially reduce costs throughout the Company's operations. The major components of the cost reduction program included the closure of the Company's Houston manufacturing facility, reduction of manufacturing and general overhead costs and a redesigned premium diaper, which reduced pulp content and thus overall product cost. In addition, this redesign led to an increase in consumer acceptance of the new "ultra-thin" premium diaper. To offset its loss of export sales to Mexico, the Company re-entered the Mexican diaper market in the second quarter of 1996 through contract manufacturing arrangements with a local producer.

  The foregoing factors should be taken into account, along with the other factors discussed below, in comparing the Company's results during the three months ended March 31, 1996 and 1997, and in understanding the results that may be expected in the future.

RESULTS OF OPERATIONS

  The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months ended March 31, 1996 and 1997.


                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31
                                                                  -------------
                                                                  1996    1997
                                                                  -----   -----
   Net sales..................................................... 100.0%  100.0%
   Cost of goods sold............................................  64.0    61.1
                                                                  -----   -----
   Gross profit..................................................  36.0    38.9
   Selling, general and administrative expenses..................  38.0    31.5
                                                                  -----   -----
   Operating income (loss).......................................  (2.0)    7.4
   Interest expense, net.........................................   4.4     3.7
   Other expense.................................................    --     0.2
                                                                  -----   -----
   Income (loss) before income tax provision.....................  (6.4)    3.5
   Income tax provision..........................................   0.1     0.2
                                                                  -----   -----
   Net income (loss).............................................  (6.5)%   3.3%
                                                                  =====   =====

 Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

  Net Sales. Net sales increased 33.6% to $60.2 million for the three months ended March 31, 1997 from $45.0 million for the three months ended March 31, 1996. Domestic sales increased 13.7% to $45.6 million for the three months ended March 31, 1997 from $40.1 million for the same period in 1996, primarily as a result of the introduction of the new baking soda product in May 1996 and the continued growth in training pants sales. The Company believes that the introduction of the new baking soda product contributed to an increased share in existing retail accounts and expanded penetration into new accounts. Net sales in the international sector grew to $14.6 million for the quarter ended March 31, 1997 from $4.9 million in the prior comparable period. This substantial increase reflected primarily the improved sales volume for the Company's operations in Argentina, the acquisition of a manufacturer in Mexico in December 1996 and the Company's majority-owned consolidated venture in Brazil, which began operations in March 1997.

  Cost of Goods Sold. Cost of goods sold decreased as a percentage of net sales to 61.1% for the three months ended March 31, 1997 compared to 64.0% for the three months ended March 31, 1996. The decrease from 1996 levels reflected reduced pulp prices and raw material usage and the benefits of higher volumes over the fixed cost base. This reduction in cost of goods sold as a percentage of net sales came despite an increase in international sales which have generally lower gross profit margins.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.5% for the three months ended March 31, 1997 compared to 38.0% of net sales for the three months ended March 31, 1996. The decrease reflected the Company's focus on reducing domestic per-pad selling costs, increases in international sales which have lower selling and promotional costs and a decrease in general and administrative costs.

  Operating Income. As a result of the above factors, the Company's operating income increased $5.3 million to $4.4 million for the three months ended March 31, 1997 from an operating loss of $880,000 for the three months ended March 31, 1996. Operating income as a percentage of net sales was 7.4% for the three months ended March 31, 1997.

  Interest Expense. Interest expense increased slightly to $2.2 million for the three months ended March 31, 1997 as compared to $2.0 million for the three months ended March 31, 1996. The increase reflected increased borrowings under the Revolving Credit Facility and amortization of additional deferred loan costs related to the refinancing transactions discussed under "Liquidity and Capital Resources".

  Income Taxes. The Company recorded a provision of $150,000 related to state and foreign taxes for the three months ended March 31, 1997. A portion of the Company's available net operating loss carryforwards offset the need for any federal tax provision related to the Company's domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity and capital requirements include, but are not limited to the payment of principal and interest on its debt; the funding of working capital needs, primarily inventory and accounts receivable; and the funding of capital investments in machinery, equipment and computer systems. Historically, the Company has financed its debt service, working capital and capital expenditure requirements through a combination of internally generated cash flow, borrowings under the Company's revolving credit facility and other sources and proceeds from private and public offerings of debt securities and equity. In addition, the Company's strategy to pursue international expansion opportunities through acquisition, joint venture or other arrangements may require the Company to seek additional capital from private or public offerings of debt securities or equity.

  The matters discussed above under "Overview" had a material adverse impact on the Company's financial position and results of operations. In addition, the Company's liquidity was adversely affected, which required it to, among other things, obtain various amendments and waivers from the lenders under its existing revolving credit facility and defer payment of the interest due on November 1, 1995 under its $45.0 million of outstanding 12 1/2% Senior Notes, which default was cured by the payment of overdue interest on February 29, 1996 as part of the Company's 1996 refinancing.

  The Company's operations used $6.6 million of cash during the three months ended March 31, 1996 but provided $3.7 million of cash flows from operations for the three months ended March 31, 1997 reflecting the Company's return to profitability. Capital expenditures for the three months ended March 31, 1996 and 1997 were $647,000 and $3.4 million, respectively. The significant increase between periods in capital expenditures reflected machine enhancements incurred primarily in connection with the launch of "Drypers with Aloe Vera".

Operations and capital expenditures in the 1996 period were funded primarily with $8.8 million of proceeds from the private placement of convertible preferred stock. For the three months ended March 31, 1997, capital expenditures were funded primarily by cash flows from operations.

  The Company's current assets increased from $51.6 million at December 31, 1996 to $58.5 million at March 31, 1997, and current liabilities, including short-term debt, increased from $42.9 million at December 31, 1996 to $49.4 million at March 31, 1997. Total debt decreased from $65.2 million at December 31, 1996 to $64.0 million at March 31, 1997.

  The Company currently has available a Revolving Credit Facility with a borrowing base of up to $21.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under the Revolving Credit Facility is a function of advance rates based on eligible accounts receivable and inventory and is secured by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles.

  The Company also has an outstanding term loan with a bank in the principal amount of $1.0 million at March 31, 1997. The term loan covenants are similar to those of the Revolving Credit Facility. Principal payments of $125,000 are due quarterly, and borrowings are secured by a diaper production line. Borrowings under the term loan bear interest at prime plus 2% and mature on May 1, 1999.

  In February 1997, the Company began a series of transactions in which it established a majority-owned subsidiary in Brazil to market its products, acquired the rights to the Puppet brand name and entered into a supply arrangement with a Brazilian manufacturer. The Company initially paid 1.0 million shares of common stock and canceled an outstanding $2.2 million receivable from such manufacturer as partial consideration for the acquisition. The sellers of the Puppet brand name exercised an option to receive $4.0 million in cash in lieu of the 1.0 million shares, and such cash was paid to the sellers in May 1997.

  On April 24, 1997, the Company entered into a Note Purchase Agreement with a financial institution, whereby the Company obtained $10.0 million in financing to increase available working capital. The financing was provided through the issuance of two unsecured $5.0 million promissory notes, bearing interest at 12% per annum payable semiannually and due on May 1, 1999.

  The Company's estimated cash requirements during 1997 are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $13.5 million. The capital expenditures in 1997 are primarily related to the Company's new product launch in the second quarter of 1997, as well as expansion of its domestic and international manufacturing capacity. Of the total capital expenditure budget, approximately $3.4 million had been incurred through March 31, 1997.

  The Company believes, excluding acquisitions, that the combination of its cash on hand, cash flow from operations, the borrowing availability under existing working capital facilities and existing operating lease financing arrangements should allow the Company to meet its working capital, capital expenditure and debt service requirements, remain in compliance with its financial covenants and manage its business needs for the foreseeable future.

INFLATION

  Inflationary conditions in the United States have been moderate and, except for pulp prices in 1995, have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, inflation has not had a material impact on the results of operations of the Company's operations located in that region because the Company has generally been able to pass on cost increases to its customers.

FOREIGN CURRENCY

  The Company operates in the United States and various foreign countries and is therefore subject to currency fluctuations. The Company's foreign operations attempt to minimize the effects of currency risk by offsetting, whenever possible, amounts payable in U.S. dollars with amounts receivable in U.S. dollars. As a matter of policy, the Company does not engage in currency speculation. Other than the December 1994 devaluation of the Mexican peso described above, changes in exchange rates historically have not materially impacted the Company's net sales, costs or business practices.

NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 in the first quarter of fiscal 1998. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required. The Company believes the "diluted" disclosure required under SFAS No. 128 will not differ materially from the historical primary earnings per share amounts for the periods presented.

                          PART II. OTHER INFORMATION

ITEM 5.OTHER INFORMATION

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

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits--Reference is made to the Exhibit Index on page 17 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

  (b) Reports on Form 8-K--A report on Form 8-K was filed with the Commission February 19, 1997, in which the Company reported the acquisition, effective February 1, 1997, of certain assets and rights of Chansommes Do Brasil Ind E Com. LTDA., the formation of a joint venture to utilize such assets and the entering into a manufacturing and technology agreement.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRYPERS CORPORATION

Date: May 15, 1997                        By:     /s/ Jonathan Foster
                                             ----------------------------------
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                     PAGE
       EXHIBIT NUMBER AND DESCRIPTION                               NUMBER
       ------------------------------                               ------
       10.1 Note Purchase Agreement Dated April 24, 1997
       11.1 Statement Regarding Computation of Per Share Earnings
       27   Financial Data Schedule