Form 10-Q
period 1997-06-30
DRYPERS CORP
filed 1997-08-12
CIK 894232

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 0-23422

                               ----------------

                              DRYPERS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0344044
   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)



      5300 MEMORIAL, SUITE 900                            77007
           HOUSTON, TEXAS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING THE AREA CODE: (713) 869-8693

  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT: 1415 WEST LOOP NORTH, HOUSTON, TEXAS 77055

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes[_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 (CLASS)             (OUTSTANDING AT JULY 25, 1997)
                 -------             ------------------------------
      Common Stock, $.001 Par Value            10,048,017

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.FINANCIAL INFORMATION

ITEM 1.UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

     Consolidated Balance Sheets--December 31, 1996 and June 30, 1997.
     Consolidated Statements of Earnings for the Three Months and Six
      Months Ended June 30, 1996 and 1997.
     Consolidated Statement of Stockholders' Equity for the Six Months
      Ended June 30, 1997.
     Consolidated Statements of Cash Flows for the Six Months Ended June
      30, 1996 and 1997.
     Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 31,  JUNE 30,
                        ASSETS                             1996        1997
                        ------                         ------------ -----------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...........................   $  4,923    $ 30,567
  Accounts receivable, net of allowance for doubtful
   accounts of $1,160 and $1,702, respectively........     30,631      36,092
  Inventories.........................................     11,616      12,632
  Prepaid expenses and other..........................      4,410       6,722
                                                         --------    --------
    Total current assets..............................     51,580      86,013
PROPERTY AND EQUIPMENT, net of depreciation and
 amortization of $14,157 and $14,714, respectively....     35,154      41,233
INTANGIBLE AND OTHER ASSETS, net of amortization of
 $10,185 and $9,166, respectively.....................     63,821      71,874
                                                         --------    --------
                                                         $150,555    $199,120
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings...............................   $ 15,622    $     --
  Current portion of long-term debt...................        945          --
  Accounts payable....................................     16,958      17,850
  Accrued liabilities.................................      9,348       9,129
                                                         --------    --------
    Total current liabilities.........................     42,873      26,979
LONG-TERM DEBT........................................      2,125       1,499
SENIOR TERM NOTES.....................................     44,122     116,566
SUBORDINATED DEBT TO RELATED PARTIES..................      2,400          --
OTHER LONG-TERM LIABILITIES...........................      5,427       4,104
                                                         --------    --------
                                                           96,947     149,148
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, 90,000 and 85,750 shares issued and
   outstanding........................................          1           1
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 7,179,230 and 7,813,777 shares issued
   and outstanding, respectively......................          7           8
  Additional paid-in capital..........................     68,823      69,148
  Warrants............................................      1,395       1,382
  Retained deficit....................................    (16,618)    (20,567)
                                                         --------    --------
    Total stockholders' equity........................     53,608      49,972
                                                         --------    --------
                                                         $150,555    $199,120
                                                         ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30               JUNE 30
                                   ---------------------  ---------------------
                                      1996       1997       1996        1997
                                   ---------- ----------  ---------  ----------
                                                  (UNAUDITED)
NET SALES........................  $   52,821 $   72,551   $ 97,864  $  132,712
COST OF GOODS SOLD...............      31,301     44,983     60,115      81,739
                                   ---------- ----------  ---------  ----------
    Gross profit.................      21,520     27,568     37,749      50,973
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.........      18,605     22,972     35,716      41,933
                                   ---------- ----------  ---------  ----------
    Operating income.............       2,915      4,596      2,033       9,040
RELATED-PARTY INTEREST EXPENSE...          88         82        176         170
OTHER INTEREST EXPENSE...........       2,333      1,930      4,227       4,040
OTHER INCOME.....................          --       (165)        --         (42)
                                   ---------- ----------  ---------  ----------
INCOME (LOSS) BEFORE INCOME TAX
 PROVISION AND EXTRAORDINARY
 ITEM............................         494      2,749     (2,370)      4,872
INCOME TAX PROVISION.............         146        566        201         716
                                   ---------- ----------  ---------  ----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM..............         348      2,183     (2,571)      4,156
EXTRAORDINARY ITEM, loss on
 extinguishment of debt..........          --     (7,769)        --      (7,769)
                                   ---------- ----------  ---------  ----------
NET INCOME (LOSS)................         348     (5,586)    (2,571)     (3,613)
PREFERRED STOCK DIVIDEND.........         165        168        220         336
                                   ---------- ----------  ---------  ----------
NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS.............  $      183 $   (5,754) $  (2,791) $   (3,949)
                                   ========== ==========  =========  ==========
COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING..............  15,995,725 19,008,673  6,635,401  19,057,189
                                   ========== ==========  =========  ==========
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before
   extraordinary item............  $      .02 $      .12  $    (.42) $      .22
  Extraordinary item.............          --       (.41)        --        (.41)
                                   ---------- ----------  ---------  ----------
  Net income (loss)..............  $      .02 $     (.29) $    (.42) $     (.19)
                                   ========== ==========  =========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                          PREFERRED    COMMON
                           SHARES      SHARES                     ADDITIONAL
                         ISSUED AND  ISSUED AND  PREFERRED COMMON  PAID-IN            RETAINED
                         OUTSTANDING OUTSTANDING   STOCK   STOCK   CAPITAL   WARRANTS DEFICIT
                         ----------- ----------- --------- ------ ---------- -------- --------
BALANCE, December 31,
 1996...................   90,000     7,179,230     $ 1     $ 7    $68,823    $1,395  $(16,618)
 Issuance of common
  stock in connection
  with acquisition
  (unaudited)...........       --        46,872      --      --         --        --        --
 Conversion of preferred
  stock and dividends
  into common stock
  (unaudited)...........   (4,250)      433,374      --       1         40        --        --
 Preferred stock
  dividends ($3.79 per
  share) (unaudited)....       --            --      --      --         --        --      (336)
 Exercise of stock
  options (unaudited)...       --        90,848      --      --        222        --        --
 Issuance of warrants
  (unaudited)...........       --            --      --      --         --        50        --
 Exercise of warrants
  (unaudited)...........       --        63,453      --      --         63       (63)       --
 Net loss (unaudited)...       --            --      --      --         --        --    (3,613)
                           ------     ---------     ---     ---    -------    ------  --------
BALANCE, June 30, 1997
 (unaudited)............   85,750     7,813,777     $ 1     $ 8    $69,148    $1,382  $(20,567)
                           ======     =========     ===     ===    =======    ======  ========




  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                             -----------------
                                                               1996     1997
                                                             --------  -------
                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................... $ (2,571) $(3,613)
 Adjustments to reconcile net loss to net cash used in
  operating activities--
   Depreciation and amortization............................    3,717    4,037
   Non-cash portion of extraordinary item...................       --    3,745
   Other....................................................     (221)     (43)
   Changes in operating assets and liabilities--
     (Increase) decrease in--
      Accounts receivable...................................     (908)  (5,461)
      Inventories...........................................   (1,838)  (1,016)
      Prepaid expenses and other............................   (1,138)  (2,312)
     Increase (decrease) in--
      Accounts payable......................................   (2,531)     892
      Accrued and other liabilities.........................   (3,016)    (219)
                                                             --------  -------
       Net cash used in operating activities................   (8,506)  (3,990)
                                                             --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.........................   (1,394)  (8,518)
 Investment in Brazilian venture............................       --   (9,500)
 Investment in other noncurrent assets......................       --     (643)
 Payments under noncompete agreements.......................     (126)    (126)
                                                             --------  -------
       Net cash used in investing activities................   (1,520) (18,787)
                                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under senior term notes.........................       --  115,000
 Payments on senior term notes..............................       --  (43,434)
 Borrowings under working capital facility..................       --   10,000
 Payments on working capital facility.......................       --  (10,000)
 Borrowings under revolvers.................................   76,206   79,296
 Payments on revolvers......................................  (73,015) (94,918)
 Payments on other debt.....................................     (375)  (3,972)
 Financing related costs....................................     (872)  (3,773)
 Proceeds from exercise of stock options....................       --      222
 Proceeds from issuance of preferred stock..................    8,822       --
                                                             --------  -------
       Net cash provided by financing activities............   10,766   48,421
                                                             --------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      740   25,644
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    2,236    4,923
                                                             --------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................. $  2,976  $30,567
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1996 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1997.

  The unaudited consolidated financial information as of and for the three-month and six-month periods ended June 30, 1996 and 1997, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

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

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS No. 130 in the first quarter of fiscal 1998. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently displayed net income (loss) attributable to common stockholders.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 130 for the fiscal year ending December 31, 1998.

  Cash interest paid for the six months ended June 30, 1996 and 1997, was $6,771,000 and $5,041,000, respectively. Cash taxes paid for the six months ended June 30, 1997, was $70,000.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. INVENTORIES

  Inventories consisted of the following (in thousands):

                                                        DECEMBER 31,  JUNE 30,
                                                            1996        1997
                                                        ------------ -----------
                                                                     (UNAUDITED)
      Raw Materials....................................   $ 4,659      $ 5,481
      Finished Goods...................................     6,957        7,151
                                                          -------      -------
                                                          $11,616      $12,632
                                                          =======      =======

  Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

3. ACQUISITION

  In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions totaled approximately $6,400,000, including $4,000,000 of common stock of the Company (1,000,000 shares), cancellation of an outstanding receivable from Chansommes of $2,200,000 and $200,000 of transaction related costs. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners elected to receive $4,000,000 in cash in lieu of the shares. While outstanding, the 1,000,000 shares of puttable common stock were presented outside of stockholders' equity. In connection with the transactions, the Company also obtained a fair value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest in the venture in Brazil for $5,300,000 in cash.

4. DEBT

 Recent Financing Transactions

  On April 24, 1997, the Company entered into a Note Purchase Agreement with a financial institution, whereby the Company obtained $10,000,000 in working capital financing. This financing was provided through the issuance of two $5,000,000 promissory notes (the "Working Capital Facility"), bearing interest at 12% per annum payable semiannually and due on May 1, 1999. The Working Capital Facility was unsecured and could be prepaid by the Company, subject to a 3% premium if prepaid on or before January 2, 1998. In connection with the issuance of the Working Capital Facility, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to the financial institution.

  On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2007 (the "Notes"). Proceeds from the offering of the Notes were used to repurchase $43,434,000 of the $45,000,000 in principal amount of the Company's outstanding 12 1/2% Series B Senior Notes Due November 1, 2002 pursuant to a tender offer therefor, to repay the Working Capital Facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay the Company's term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

 Short-term Borrowings

  As of December 31, 1996 and June 30, 1997, the Company had borrowings outstanding of $15,622,000 and $--, respectively, under revolving credit facilities, at weighted average interest rates of 10.0% and 10.1%, respectively.

  On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Availability under the revolving credit facility and a portion of the proceeds from the sale of preferred stock were used to repay the previously existing credit facility. Borrowings outstanding under the previous revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996. Borrowings under the current revolving credit facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. Borrowings are collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of December 31, 1996 and June 30, 1997, the Company had borrowings outstanding of $14,700,000 and $-- under this facility, respectively.

  The revolving credit facility, as amended, requires the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $45,000,000 from June 1, 1997, through December 30, 1997, of at least $50,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of June 30, 1997.

  Short-term borrowings for international operations were not material as of December 31, 1996 or June 30, 1997.

 Long-term Debt

  Long-term debt consisted of the following (in thousands):

                                                       DECEMBER 31,  JUNE 30,
                                                           1996        1997
                                                       ------------ -----------
                                                                    (UNAUDITED)
Term loan with a bank, interest at prime plus 2%,
 secured by a diaper production line..................    $1,125      $   --
Note payable due 1997.................................       446          --
Note payable to Mexico bank, due 2006, interest at
 LIBOR plus 10%.......................................       510         510
Note payable to Mexico bank, due 2003, interest at
 12%, partially secured by diaper production line.....       989         989
                                                          ------      ------
                                                           3,070       1,499
  Less: current maturities............................      (945)         --
                                                          ------      ------
                                                          $2,125      $1,499
                                                          ======      ======

                     DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

 Senior Term Notes

  Long-term debt under senior term notes consisted of the following (in thousands):

                                                        DECEMBER 31,  JUNE 30,
                                                            1996        1997
                                                        ------------ -----------
                                                                     (UNAUDITED)
10 1/4% Senior Notes, interest due semiannually on
 June 15 and December 15, principal due June 15, 2007.    $    --     $115,000
12 1/2% Senior Notes, interest due semiannually on May
 1 and November 1, principal due November 1, 2002, net
 of unamortized debt discount of $878 and $--,
 respectively.........................................     44,122        1,566
                                                          -------     --------
                                                          $44,122     $116,566
                                                          =======     ========

  The Indenture governing the 10 1/4% Senior Notes contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets. The Indenture also contains provisions for acceleration of payment of principal upon a change in control, as defined.

 Long-Term Subordinated Debt

  Long-term subordinated debt to stockholders or warrant holders consisted of the following (in thousands):

                                                        DECEMBER 31,  JUNE 30,
                                                            1996        1997
                                                        ------------ -----------
                                                                     (UNAUDITED)
Junior subordinated notes, bearing interest at 12%.....    $2,400       $  --
                                                           ======       =====

5. EQUITY

  Subsequent to June 30, 1997, holders of 22,000 shares of the Company's 7.5% Preferred Stock converted such shares together with accrued dividends into 2,234,240 shares of Common Stock.

6. RELATED PARTY TRANSACTIONS

  On June 30, 1997, the Company extended non-interest bearing loans of $130,000 to each of its three Co-Chief Executive Officers. One-half of the loan balances will be forgiven on June 30, 1998 and the remaining balances will be forgiven on June 30, 1999, if the officers remain employed by the Company. The loan balances will be charged to compensation expense over the two-year term.

7. COMMITMENTS AND CONTINGENCIES

  In March 1997, the Company entered into a six-year operating lease with a lease financing company for a diaper production line, which is scheduled for delivery in the fourth quarter of 1997. Additionally, the Company has committed to acquire a training pant line by December 31, 1997.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, are intended to aid in understanding the results of operations as well as its financial position, cash flows, indebtedness and other key financial information. Unless otherwise indicated, references herein to "Drypers" or "the Company" refer to Drypers Corporation and its subsidiaries.

  From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operation and as part of other sections of this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

  Among the factors that have a direct bearing on the Company's results of operations and financial condition are leverage and debt service, competitive industry, price changes by competitors, dependence on key products and acceptance of product innovations, cost of certain raw materials, international operations, currency fluctuations, currency devaluations, currency restrictions, intellectual property risks, technological changes and covenant limitations and other factors discussed herein.

OVERVIEW

  Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers(R) brand name in the United States and under the Drypers(R) and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. During 1995, the Company successfully integrated its four regional brands under the Drypers(R) brand name, which Drypers believes has increased the awareness of the Company's products with retailers and consumers while generating operating efficiencies.

  The Company's domestic operations include sales in the United States and Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months and six months ended June 30, 1996 and 1997.

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30                   JUNE 30
                            ------------------------  -------------------------
                               1996         1997         1996          1997
                            -----------  -----------  -----------  ------------
                                         (DOLLARS IN MILLIONS)
   Domestic...............  $45.8  86.8% $47.1  64.9% $85.9  87.8% $ 92.6  69.8%
   International..........    7.0  13.2   25.5  35.1   12.0  12.2    40.1  30.2
                            ----- -----  ----- -----  ----- -----  ------ -----
    Total net sales.......  $52.8 100.0% $72.6 100.0% $97.9 100.0% $132.7 100.0%
                            ===== =====  ===== =====  ===== =====  ====== =====

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

  The foregoing factors should be taken into account, along with the other factors discussed below, in comparing the Company's results during the three months and six months ended June 30, 1996 and 1997, and in understanding the results that may be expected in the future.

RESULTS OF OPERATIONS

  The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and six months ended June 30, 1996 and 1997.

                                                                  SIX MONTHS
                                            THREE MONTHS ENDED    ENDED JUNE
                                                  JUNE 30             30
                                            --------------------  -------------
                                              1996       1997     1996    1997
                                            ---------  ---------  -----   -----
   Net sales..............................      100.0%     100.0% 100.0%  100.0%
   Cost of goods sold.....................       59.3       62.0   61.4    61.6
                                            ---------  ---------  -----   -----
   Gross profit...........................       40.7       38.0   38.6    38.4
   Selling, general and administrative ex-
    penses................................       35.2       31.7   36.5    31.6
                                            ---------  ---------  -----   -----
   Operating income.......................        5.5        6.3    2.1     6.8
   Interest expense.......................        4.6        2.7    4.5     3.2
   Other income...........................         --        (.2)    --      --
                                            ---------  ---------  -----   -----
   Income (loss) before income tax
    provision and extraordinary item......         .9        3.8   (2.4)    3.6
   Income tax provision...................         .3         .8     .2      .5
                                            ---------  ---------  -----   -----
   Income (loss) before extraordinary
    item..................................         .6%       3.0%  (2.6)%   3.1%
                                            =========  =========  =====   =====

 Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

  Net Sales. Net sales increased 37.4% to $72.6 million for the three months ended June 30, 1997 from $52.8 million for the three months ended June 30, 1996. Domestic sales increased 2.8% to $47.1 million for the three months ended June 30, 1997 from $45.8 million for the same period in 1996, primarily as a result of the introduction of the new baking soda product in May 1996 and the continued growth in training pants sales. The Company believes that the introduction of the new baking soda product contributed to an increased share in existing retail accounts and expanded penetration into new accounts. Net sales in the international sector grew to $25.5 million for the quarter ended June 30, 1997 from $7.0 million in the prior comparable period. This substantial increase reflected primarily the improved sales volume for the Company's operations in Argentina, the acquisition of a manufacturer in Mexico in December 1996 and the Company's majority-owned consolidated venture in Brazil, which began operations in March 1997.

  Cost of Goods Sold. Cost of goods sold increased as a percentage of net sales to 62.0% for the three months ended June 30, 1997 compared to 59.3% for the three months ended June 30, 1996. This increase in cost of goods sold as a percentage of net sales reflects an increase in international sales, which have generally lower gross profit margins, offset by the benefits of higher volumes over the Company's fixed cost base.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.7% for the three months ended June 30, 1997 compared to 35.2% of net sales for the three months ended June 30, 1996. The decrease reflected the Company's focus on reducing domestic per-pad selling costs and increases in international sales which have lower selling and promotional costs.

  Operating Income. As a result of the above factors, the Company's operating income increased $1.7 million to $4.6 million for the three months ended June 30, 1997 from $2.9 million for the three months ended June 30, 1996. Operating income as a percentage of net sales was 6.3% for the three months ended June 30, 1997 versus 5.5% for the three months ended June 30, 1996.

  Interest Expense. Interest expense decreased to $2.0 million for the three months ended June 30, 1997 as compared to $2.4 million for the three months ended June 30, 1996. The decrease reflected reduced borrowings under the Company's revolving credit facility offset by borrowings under a working capital facility and amortization of additional deferred loan costs related to the refinancing transactions discussed under "Liquidity and Capital Resources".

  Income Taxes. The Company recorded a provision of $566,000 related to state and foreign taxes for the three months ended June 30, 1997.

  Extraordinary Item. In connection with the Company's financing transactions completed during the second quarter of 1997, the Company recognized an extraordinary item of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees.

 Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

  Net Sales. Net sales increased 35.6% to $132.7 million for the six months ended June 30, 1997 from $97.9 million for the six months ended June 30, 1996. Domestic sales increased 7.8% to $92.6 million for the six months ended June 30, 1997 from $85.9 million for the same period in 1996, primarily as a result of the introduction of the new baking soda product in May 1996 and the continued growth in training pants sales. The Company believes that the introduction of the new baking soda product contributed to an increased share in existing retail accounts and expanded penetration into new accounts. Net sales in the international sector grew to $40.1 million for the six months ended June 30, 1997 from $12.0 million in the prior comparable period. This substantial increase reflected primarily the improved sales volume for the Company's operations in Argentina, the acquisition of a manufacturer in Mexico in December 1996 and the Company's majority-owned consolidated venture in Brazil, which began operations in March 1997.

  Cost of Goods Sold. Cost of goods sold increased as a percentage of net sales to 61.6% for the six months ended June 30, 1997 compared to 61.4% for the six months ended June 30, 1996. This increase in cost of goods sold as a percentage of net sales reflects an increase in international sales which have generally lower gross profit margins, offset by the benefits of higher volumes over the Company's fixed cost base.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.6% for the six months ended June 30, 1997 compared to 36.5% of net sales for the six months ended June 30, 1996. The decrease reflects the Company's focus on reducing domestic per-pad selling costs and increases in international sales which have lower selling and promotional costs.

  Operating Income. As a result of the above factors, the Company's operating income increased $7.0 million to $9.0 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. Operating income as a percentage of net sales was 6.8% for the six months ended June 30, 1997 versus 2.1% for the six months ended June 30, 1996.

  Interest Expense. Interest expense decreased slightly to $4.2 million for the six months ended June 30, 1997 as compared to $4.4 million for the six months ended June 30, 1996. The decrease reflected reduced borrowings under the Company's revolving credit facility offset by borrowings under a working capital facility and amortization of additional deferred loan costs related to the refinancing transactions discussed under "Liquidity and Capital Resources".

  Income Taxes. The Company recorded a provision of $716,000 related to state and foreign taxes for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity and capital requirements include, but are not limited to, the payment of principal and interest on its debt; the funding of working capital needs, primarily inventory, accounts receivable and advertising and promotional expenses; and the funding of capital investments in machinery, equipment and computer systems. Historically, the Company has financed its debt service, working capital and capital expenditure requirements through a combination of internally generated cash flow, borrowings under the Company's revolving credit facility and other sources and proceeds from private and public offerings of debt and equity securities.

  On April 24, 1997, the Company entered into a note purchase agreement with a financial institution, whereby the Company obtained a $10.0 million working capital facility bearing interest at 12% per annum payable semiannually and due on May 1, 1999. The working capital facility was unsecured and could be prepaid by the Company, subject to a 3% premium.

  On June 24, 1997, the Company closed a private issuance of $115.0 million aggregate principal amount of its 10 1/4% Senior Notes due 2007 (the "Notes"). Proceeds from the offering of the Notes were used to repurchase $43.4 million of the $45.0 million in principal amount of the Company's outstanding 12 1/2% Series B Senior Notes Due November 1, 2002 pursuant to a tender offer therefor, to repay the working capital facility described above, to repay borrowings outstanding under the Company's revolving credit facility, to repay the Company's term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash.

  The Company's operations used $8.5 million of cash during the six months ended June 30, 1996 and $4.0 million of cash during the six months ended June 30, 1997. The use of cash during the six months ended June 30, 1997 reflects the cash portion of the extraordinary item and the Company's expanding international operations. Capital expenditures for the six months ended June 30, 1996 and 1997 were $1.4 million and $8.5 million, respectively. The significant increase between periods in capital expenditures reflected machine enhancements incurred in connection with the launch of "Drypers with Aloe Vera" and capacity increases. Operations and capital expenditures in the 1996 period were funded primarily with $8.8 million of proceeds from the private placement of convertible preferred stock. For the six months ended June 30, 1997, capital expenditures and the Company's investment in the Brazilian venture were funded primarily by borrowings.

  The Company's working capital was $59.0 million as of June 30, 1997 compared to $8.7 million as of December 31, 1996. The Company's current assets increased from $51.6 million at December 31, 1996 to $86.0 million at June 30, 1997, and current liabilities, including short-term debt, decreased from $42.9 million at December 31, 1996 to $27.0 million at June 30, 1997. Total debt increased from $65.2 million at December 31, 1996 to $118.1 million at June 30, 1997.

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

  In February 1997, the Company began a series of transactions in which it established a 51% owned subsidiary in Brazil to market its products, acquired the rights to the Puppet brand name and entered into a supply arrangement with a Brazilian manufacturer. The Company initially paid 1.0 million shares of common stock and canceled an outstanding $2.2 million receivable from such manufacturer as consideration for the acquisition. The sellers of the Puppet brand name exercised an option to receive $4.0 million in cash in lieu of the
1.0 million shares, and such cash was paid to the sellers in May 1997. During the second quarter of 1997, the Company also exercised a portion of its fair value option to purchase 44% of the remaining 49% interest in its Brazilian subsidiary for $5.3 million in cash.

  The Company's estimated cash requirements during 1997 are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $13.5 million. The capital expenditures in 1997 are primarily related to the Company's new product launch in the second quarter of 1997, as well as expansion of its domestic and international manufacturing capacity. Of the total capital expenditure budget, approximately $8.5 million had been incurred through June 30, 1997.

  The Company believes that the combination of its cash on hand, cash flow from operations and the borrowing availability under existing working capital facilities should allow the Company to meet its working capital, capital expenditure and debt service requirements, remain in compliance with its financial covenants and manage its business needs for the foreseeable future.

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

FOREIGN CURRENCY

  The Company operates in the United States and various foreign countries and is therefore subject to currency fluctuations. The Company's foreign operations attempt to minimize the effects of currency risk by offsetting, whenever possible, amounts payable in U.S. dollars with amounts receivable in U.S. dollars. As a matter of policy, the Company does not engage in currency speculation. Other than the December 1994 devaluation of the Mexican peso, changes in exchange rates historically have not materially impacted the Company's net sales, costs or business practices.

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

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS No. 130 in the first quarter of fiscal 1998. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently displayed net income (loss) attributable to common stockholders.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 130 for the fiscal year ending December 31, 1998.

                          PART II. OTHER INFORMATION

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Annual Meeting of Stockholders--May 28, 1997.

  (b) Inapplicable.

  (c) On May 28, 1997, the Stockholders voted in regard to the following proposals:

    Proposal No. 1--To elect two persons to serve as directors of the Company for a three-year term or until their respective successors are duly elected and qualified.

    Proposal No. 2--To consider and vote on a proposal to approve amendments to the Drypers Corporation Amended and Restated 1995 Key Employee Stock Option Plan to (i) increase the aggregate number of shares of the Company's Common Stock with respect to which options may be granted under the plan by 500,000 to allow for the grant of additional options under the plan and
  (ii) make certain other changes as set forth therein.

    Proposal No. 3--To consider and vote on a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997.

    As of April 21, 1997, the record date for determining stockholders entitled to vote at the Annual Meeting of Stockholders, the Company had outstanding and entitled to vote 8,348,874 shares of Common Stock and 90,000 shares of Senior Convertible 7.5% Preferred Stock. Holders of the 7.5% Preferred Stock have 100 votes per share.

    The following table lists the votes cast for each proposal:

                                                         NUMBER OF SHARES
                    ------------------------------------------------------------------------------------------
                                 FOR                        AGAINST                  ABSTAIN          BROKER
                    ------------------------------ ------------------------- ----------------------- ---------
PROPOSAL              TOTAL     COMMON   PREFERRED  TOTAL  COMMON  PREFERRED TOTAL  COMMON PREFERRED NON-VOTES
--------            ---------- --------- --------- ------- ------- --------- ------ ------ --------- ---------
No. 1--
Terry A. Tognietti  14,757,815 6,157,815  86,000   487,731 487,731     --        --     --     --           --
Philip A. Tuttle    14,753,029 6,153,029  86,000   492,517 492,517     --        --     --     --           --
No. 2               12,172,660 3,572,660  86,000   975,013 975,013     --    15,648 15,648     --    2,082,225
No. 3               15,203,109 6,603,109  86,000    39,123  39,123     --     3,314  3,314     --           --

  (d) Inapplicable.

ITEM 5.OTHER INFORMATION

 Cautionary Statements:

  From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of Management's Discussion and Analysis of Financial Condition and Results of Operation and as part of other sections of this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

  Among the factors that have a direct bearing on the Company's results of operations and financial condition are the following factors:

    LEVERAGE AND DEBT SERVICES. The Company is highly leveraged. The Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such financing could be obtained on terms acceptable to the Company, if at all.

    COMPETITIVE INDUSTRY. In the United States, the Company experiences substantial competition from a number of producers of disposable baby diapers and training pants, including larger manufacturers of the leading national brands and other private label manufacturers. A number of these producers have substantially greater manufacturing, marketing and financial resources than the Company and thus are able to exert significant influence on the worldwide markets in which they compete. Actions by the Company's competitors could have a material adverse effect on the Company.

    PRICE CHANGES BY COMPETITORS. The disposable diaper industry is characterized by substantial price competition, which is effected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger competitors initiates such pricing changes. The Company may respond to these pricing changes with changes to its own prices, product counts or promotional programs. The process of fully implementing such changes may require a number of months and the Company's operating results may be adversely affected. For example, a price per package and product count reduction by Procter & Gamble in the first quarter of 1995 led to a subsequent repositioning of the Company's Drypers brand, which adversely affected the Company's results of operations during that period. There can be no assurance that these or future price or product changes by the Company's larger competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position. In addition, there can be no assurance that the major producers of private label diapers will not price or position their products in such a manner as to have material adverse effect on the Company.

    DEPENDENCE ON KEY PRODUCTS AND ACCEPTANCE OF PRODUCT INNOVATIONS. The Company's Drypers brand premium diapers and training pants accounted for 61.3% and 62.0% of the Company's net sales for 1995 and 1996, respectively. The Company has made substantial investments in manufacturing equipment and processes for these products. In addition, the Company from time to time has introduced product innovations that are incorporated into all of the Company's premium products. The Company is substantially dependent on the continued success of sales of these products and customer acceptance of its product innovations. A number of factors could materially reduce sales by the Company of its products, or the profitability of such sales, including actions by its competitors, shifts in consumer preferences or the lack of acceptance of the Company's product innovations. There can be no assurance that in the future such factors will not have a material adverse effect on the Company.

    COST OF CERTAIN RAW MATERIALS. Raw materials, especially pulp, superabsorbent polymers and polypropylene nonwoven fabric, are significant components of the Company's products and packaging. An industry-wide shortage or a significant increase in the price of any of these components could adversely affect the Company's ability to maintain its profit margins in the event price competition does not permit the Company to increase prices.

    INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS, DEVALUATIONS AND RESTRICTIONS. A significant portion of the Company's net sales are to customers outside of the United States and 14.5% of the Company's operating income derived from such sales during the year ended December 31, 1996. The Company currently has operations in Argentina, Mexico and Brazil and expects its international operations to become a larger contributor to sales and profitability in the future. The success of the Company's sales to, operations in and expansion into international markets depends on numerous factors, many of which are beyond the Company's control. Such factors include economic conditions in the foreign countries in which the Company operates and to which it sells its products. In addition, international operations and expansion may increase the Company's exposure to certain common risks in the conduct of business outside the United States, including currency exchange rate fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards, political risks and risks of increases in duties, taxes and governmental royalties. Moreover, the level of the Company's exports are impacted by the relative strength or weakness of the U.S. dollar. Other than the United States, each country in which the Company operates has experienced political and economic instability in recent years. Moreover, as recent events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. The economies of Latin America are characterized by extensive government intervention in the economy; inflation and, in some cases, hyperinflation; currency devaluations, fluctuations, controls and shortages; troubled and insolvent financial institutions; capital flight; political instability, turmoil and violence; and economic contraction and unemployment. Any of the foregoing could have a material adverse effect on the Company.

    INTELLECTUAL PROPERTY RISKS. The Company's larger branded competitors normally seek U.S. and foreign patent protection for the product enhancements they develop. The Company believes it has been able to introduce product features comparable to those introduced by its competitors by using manufacturing methods or materials that are not protected by patents, although there can be no assurance that the Company will be able to continue to do so in the future. To the extent the Company is not able to introduce comparable products on a timely basis, its financial position and results of operations could be materially adversely affected.

    In addition, the Company from time to time has received, and may receive in the future, communications from third parties, asserting that the Company's products, trademarks, designs, labels or packaging infringe upon such third parties' intellectual property rights. There can be no assurance that third parties will not successfully assert claims against the Company with respect to existing or future products or packaging. Should the Company be found to infringe upon the intellectual property rights of others, the Company could be required to cease use of certain products, trademarks, designs, labels or packaging or pay damages to the affected parties, any of which could have a material adverse effect on the Company. Substantial costs also may be incurred by the Company in redesigning its labels or packaging, in selecting and clearing new trademarks or in defending any legal action.

    TECHNOLOGICAL CHANGES. The disposable baby diaper industry is subject to frequent technological innovations, with the Company's larger branded competitors having been the leaders in product design and development historically. The large research and development departments of these companies have developed most of the important product enhancements in the disposable baby diaper industry in the past several years. The Company believes that by working closely with its suppliers, distributors and other industry participants it has been able to introduce product enhancements comparable to those introduced by its competitors when needed to maintain the Company's competitive position, although there can be no assurance that the Company will be able, or will have adequate resources, to do so in the future. To the extent the Company is not able or does not have adequate resources to introduce comparable products on a timely basis, its financial position and results of operations could be materially adversely affected.

    COVENANT LIMITATIONS. The debt agreements contain numerous financial and operating covenants that will limit the discretion of the Company's management with respect to certain business matters. These covenants will place significant restrictions on, among other things, the ability of the Company to incur additional debt, to create liens or other encumbrances, to pay dividends and make other investments and restricted payments, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. The revolving credit facility also requires the Company to meet certain financial ratios and tests. A failure to comply with the obligations contained in such debt agreements could result in an event of default thereunder, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions.

    DEPENDENCE ON KEY PERSONNEL. The Company believes that its continued success will depend to a significant extent upon the abilities and continued efforts of its senior management. The loss of the services of any one or more of such key personnel could have an adverse effect on the Company and there can be no assurance that the Company would be able to find suitable replacements for such key personnel. The Company has employment agreements with certain of its senior executives. The Company does not maintain key man life insurance on any of its executives.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits--Reference is made to the Exhibit Index on page 19 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

  (b) Reports on Form 8-K--A report on Form 8-K was filed with the Commission on May 22, 1997, in which the Company reported its intention to make a private offering of $100,000,000 in aggregate principal amount of senior notes due 2007.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DRYPERS CORPORATION

Date: August 11, 1997                     By:   /s/ Jonathan P. Foster
                                             ----------------------------------
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

                     EXHIBIT NUMBER AND DESCRIPTION
                     ------------------------------                 ------
        4.1 Indenture dated as of June 15, 1997, between Drypers
            Corporation and Bankers Trust Company, as Trustee.
       11.1 Statement Regarding Computation of Per Share Earnings
       27   Financial Data Schedule