Form 10-Q
period 1997-10-30
DRYPERS CORP
filed 1997-11-06
CIK 894232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From              to

                        Commission file number 0-23422

                                ---------------

                              DRYPERS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                 76-0344044
  (State or other jurisdiction           (IRS Employer Identification Number)
 Of incorporation or organization)


        5300 MEMORIAL, SUITE 900
            HOUSTON, TEXAS                               77007
(Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (713) 869-8693

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] Yes        [_] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          (Class)                            (Outstanding at October 25,1997)
           -----                              ------------------------------
Common Stock, $.001 Par Value                           10,069,311

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

     Consolidated Balance Sheets -- December 31, 1996 and September 30, 1997.

     Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 1996 and 1997.

     Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1997.

     Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1997.

     Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                December 31,         September 30,
                                                                                                    1996                 1997
                                                                                              ----------------     ----------------
                                                                                                                      (unaudited)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................................................               $  4,923                $ 24,746
  Accounts receivable, net of allowance for doubtful accounts of $1,160 and
       $1,927, respectively.....................................................                 30,631                  39,278
  Inventories...................................................................                 11,616                  13,815
  Prepaid expenses and other....................................................                  4,410                   6,592
                                                                                               --------                --------
         Total current assets...................................................                 51,580                  84,431
PROPERTY AND EQUIPMENT, net of depreciation and amortization of  $14,157
     and $15,925, respectively..................................................                 35,154                  46,112
INTANGIBLE AND OTHER ASSETS, net of amortization of $10,185 and
     $10,105, respectively......................................................                 63,821                  72,869
                                                                                               --------                --------
                                                                                               $150,555                $203,412
                                                                                               ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings.........................................................               $ 15,622                $    --
  Current portion of long-term debt.............................................                    945                     195
  Accounts payable..............................................................                 16,958                  17,063
  Accrued liabilities...........................................................                  9,348                  11,777
                                                                                               --------                --------
         Total current liabilities..............................................                 42,873                  29,035
LONG-TERM DEBT..................................................................                  2,125                   1,755
SENIOR TERM NOTES...............................................................                 44,122                 116,566
SUBORDINATED DEBT TO RELATED PARTIES............................................                  2,400                      --
OTHER LONG-TERM LIABILITIES.....................................................                  5,427                   3,165
                                                                                               --------                --------
                                                                                                 96,947                 150,521
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, 90,000 and
     63,750 shares issued and outstanding, respectively.........................                      1                       1
  Common stock, $.001 par value, 20,000,000 shares authorized, 7,179,230 and
     10,069,311 shares issued and outstanding, respectively.....................                      7                      10
  Additional paid-in capital....................................................                 68,823                  69,444
  Warrants......................................................................                  1,395                   1,380
  Retained deficit..............................................................                (16,618)                (17,944)
                                                                                               --------                --------
         Total stockholders' equity.............................................                 53,608                  52,891
                                                                                               --------                --------
                                                                                               $150,555                $203,412
                                                                                               ========                ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                                       ------------------------------------    ------------------------------------
                                                             1996                1997                1996                  1997
                                                       ----------------    ----------------    ----------------     ---------------
                                                                                     (unaudited)
NET SALES.....................................         $    55,066         $    80,086          $  152,929           $   212,798
COST OF GOODS SOLD............................              33,192              48,385              93,306               130,124
                                                       -----------         -----------          ----------           -----------
              Gross profit....................              21,874              31,701              59,623                82,674
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES..................................              17,535              25,234              53,249                67,167
                                                       -----------         -----------          ----------           -----------
              Operating income................               4,339               6,467               6,374                15,507
RELATED-PARTY INTEREST EXPENSE................                  88                  --                 264                   170
OTHER INTEREST EXPENSE........................               2,122               2,683               6,347                 6,723
OTHER EXPENSE.................................                  --                  68                  --                    26
                                                       -----------         -----------          ----------           -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION
    AND EXTRAORDINARY ITEM....................               2,129               3,716                (237)                8,588
INCOME TAX PROVISION..........................                 173                 966                 374                 1,682
                                                       -----------         -----------          ----------           -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.......               1,956               2,750                (611)                6,906
EXTRAORDINARY ITEM, loss on extinguishment of
    debt......................................                  --                  --                  --                (7,769)
                                                       -----------         -----------          ----------           -----------
NET INCOME (LOSS).............................               1,956               2,750                (611)                 (863)
PREFERRED STOCK DIVIDEND......................                 172                 127                 392                   463
                                                       -----------         -----------          ----------           -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS..............................         $     1,784         $     2,623          $   (1,003)          $    (1,326)
                                                       ===========         ===========          ==========           ===========
COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING...............................          16,118,794          18,689,668           6,640,084            18,932,634
                                                       ===========         ===========          ==========           ===========

INCOME (LOSS) PER COMMON SHARE:
       Income (loss) before extraordinary item         $       .12         $       .15          $     (.15)          $       .36
       Extraordinary item.....................                  --                  --                  --                  (.41)
                                                       -----------         -----------          ----------           -----------
       Net income (loss)......................         $       .12         $       .15          $     (.15)          $      (.05)
                                                       ===========         ===========          ===============      ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                PREFERRED          COMMON
                                 SHARES            SHARES                                      ADDITIONAL
                               ISSUED AND        ISSUED AND       PREFERRED       COMMON        PAID-IN                    RETAINED
                               OUTSTANDING       OUTSTANDING        STOCK         STOCK         CAPITAL       WARRANTS     DEFICIT
                              ------------       -----------      ---------       ------        ----------    --------     --------
BALANCE, December 31, 1996....     90,000        7,179,230             $1           $ 7         $68,823      $1,395        $(16,618)

  Issuance of common stock in
     connection with
     acquisition (unaudited)..         --           46,872             --            --              --          --              --
  Conversion of preferred
   stock and dividends into
   common stock (unaudited)...    (26,250)       2,667,614             --             3             274          --              --
  Preferred stock dividends
     ($5.64 per share)
     (unaudited)..............         --                --             --            --              --          --           (463)

  Exercise of stock options
     (unaudited)..............         --           110,848             --            --             282          --              --

  Issuance of warrants
     (unaudited)..............         --                --             --            --              --          50              --

  Exercise of warrants
     (unaudited)..............         --            64,747             --            --              65         (65)             --

  Net loss (unaudited)........         --                --             --            --              --          --           (863)

                                  -------        ----------             --           --          -------      ------       --------
BALANCE, September 30, 1997
 (unaudited)..................     63,750        10,069,311             $1           $10         $69,444      $1,380       $(17,944)

                                  =======        ==========             ==           ===         =======      ======       ========



   The accompanying notes are an integral part of this consolidated financial statement.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Nine Months Ended
                                                         September 30
                                                   -----------------------
                                                       1996         1997
                                                   ------------------------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................    $    (611)     $   (863)
  Adjustments to reconcile net loss to net
   cash used in operating activities--
      Depreciation and amortization............        5,646         6,187
      Non-cash portion of extraordinary item...           --         3,745
      Other....................................         (273)          (43)
      Changes in operating assets and liabilities--
          Increase in--
              Accounts receivable..............         (605)       (8,647)
              Inventories......................       (1,750)       (2,199)
              Prepaid expenses and other.......         (424)       (2,182)
          Increase (decrease) in--
              Accounts payable.................       (4,937)          105
              Accrued and other liabilities....       (2,345)        2,479
                                                     -------       -------
                    Net cash used in operating
                     activities................       (5,299)       (1,418)
                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...........       (3,537)      (12,364)
  Investment in Brazilian venture..............           --        (9,827)
  Investment in other noncurrent assets........         (430)       (1,592)
  Payments under noncompete agreements.........         (189)       (1,301)
                                                     -------       -------
                    Net cash used in investing
                     activities................       (4,156)      (25,084)
                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under senior term notes...........           --       115,000
  Payments on senior term notes................           --       (43,434)
  Borrowings under working capital facility....           --        10,000
  Payments on working capital facility.........           --       (10,000)
  Borrowings under revolvers...................      119,428        79,296
  Payments on revolvers........................     (115,338)      (94,918)
  Payments on other debt.......................         (500)       (5,470)
  Financing related costs.......................        (773)       (4,431)
  Proceeds from exercise of stock options and
   warrants.....................................          --           282
  Proceeds from issuance of preferred stock.....       8,822            --
                                                    --------      --------
                    Net cash provided by
                     financing activities.......      11,639        46,325
                                                    --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......       2,184        19,823
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD.........................................       2,236         4,923
                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......   $   4,420      $ 24,746
                                                   =========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1996 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1997.

      The unaudited consolidated financial information as of and for the three-month and nine-month periods ended September 30, 1996 and 1997, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required. The Company believes the "diluted" disclosure required under SFAS No. 128 will not differ materially from the historical earnings per share amounts for the periods presented.

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

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".
This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

      Cash interest paid for the nine months ended September 30, 1996 and 1997, was $7,275,000 and $5,215,000, respectively. Cash taxes paid for the nine months ended September 30, 1997, were $590,000.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


2.  INVENTORIES

      Inventories consisted of the following (in thousands):

                                     DECEMBER 31,             SEPTEMBER 30,
                                         1996                      1997
                                     ------------             -------------
                                                               (UNAUDITED)
      Raw Materials.............       $ 4,659                   $ 6,494
      Finished Goods............         6,957                     7,321
                                       -------                   -------
                                       $11,616                   $13,815
                                       =======                   =======

      Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

3.  ACQUISITIONS

      On October 22, 1997, the Company entered into an agreement with respect to the purchase of a laundry detergent product company for $4,200,000 in cash, subject to adjustment ($2,700,000 of which is to be paid in the fourth quarter of 1998) and $200,000 in the Company's common stock.

     In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4,000,000 of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2,200,000. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners elected to receive $4,000,000 in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest in the venture for $5,300,000 in cash. Total consideration paid in connection with the transactions, including transaction costs, was approximately $9,827,000.

4.  DEBT

Recent Financing Transactions

      On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2007 (the "Notes"). Proceeds from the offering of the Notes were used to repurchase $43,434,000 of the $45,000,000 in principal amount of the Company's outstanding 12 1/2 % Series B Senior Notes Due November 1, 2002 pursuant to a tender offer therefor, to repay a working capital facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay the Company's term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

Short-term Borrowings

      As of December 31, 1996 and September 30, 1997, the Company had borrowings outstanding of $15,622,000 and $__, respectively, under revolving credit facilities. The weighted average interest rate on borrowings outstanding was 10.0% for the period ended December 31, 1996.

      On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Availability under the revolving credit facility and a portion of the proceeds from the sale of preferred stock were used to repay the previously existing credit facility. Borrowings outstanding under the previous revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996. Borrowings under the current revolving credit facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under the current revolving credit facility is a function of advance rates based on eligible accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of December 31, 1996 and September 30, 1997, the Company had borrowings outstanding of $14,700,000 and $__ under this facility, respectively.

      The revolving credit facility, as amended, requires the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $18,000,000 during fiscal 1997, of at least $23,000,000 during fiscal 1998, and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $45,000,000 from June 1, 1997, through December 30, 1997, of at least $50,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of September 30, 1997.

      Short-term borrowings for international operations were not material as of December 31, 1996 or September 30, 1997.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

Long-term Debt

      Long-term debt consisted of the following (in thousands):

                                                                                    December 31,                September 30,
                                                                                        1996                        1997
                                                                               --------------------      ------------------------
                                                                                                                 (unaudited)
Term loan with a bank, interest at prime plus 2%, secured by a diaper
 production line..........................................................                   $1,125                        $   --
Note payable, due 2001, interest at 8.4%, partially secured by land
   and buildings..........................................................                       --                         1,950
Various other notes payable...............................................                    1,945                            --
                                                                               --------------------      ------------------------
                                                                                              3,070                         1,950
  Less:  current maturities...............................................                     (945)                         (195)
                                                                               --------------------      ------------------------
                                                                                             $2,125                        $1,755
                                                                               ====================      ========================

Senior Term Notes

       Long-term debt under senior term notes consisted of the following (in thousands):

                                                                                           December 31,              September 30,
                                                                                               1996                      1997
                                                                                     ----------------------     --------------------
                                                                                                                     (unaudited)
10 1/4% Senior Notes, interest due semiannually on June 15 and
    December 15, principal due June 15, 2007..............................                  $  --                        $115,000

12 1/2% Senior Notes, interest due semiannually on May 1 and November 1, principal due November 1, 2002, net of unamortized debt discount of
    $878 and $__, respectively............................................                   44,122                         1,566
                                                                               --------------------      ------------------------
                                                                                            $44,122                      $116,566
                                                                               ====================      ========================


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

      The Company intends to redeem the $1,566,000 in outstanding 12 1/2% Senior Notes prior to December 31, 1997.

      Long-Term Subordinated Debt

     Long-term subordinated debt to stockholders or warrant holders consisted of the following (in thousands):

                                                                                      December 31,              September 30,
                                                                                         1996                      1997
                                                                               ----------------------    ------------------------
                                                                                                                    (unaudited)
Junior subordinated notes, bearing interest at 12%........................                  $ 2,400                      $     --
                                                                               ====================      ========================

                     DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

5.  COMMITMENTS AND CONTINGENCIES

          In March 1997, the Company entered into a six-year operating lease with a lease financing company for a diaper production line, which is scheduled for delivery in the fourth quarter of 1997. Additionally, the Company has committed to acquire a training pant line by December 31, 1997, for which management believes a capital lease financing arrangement will be secured. Furthermore, the Company has committed to purchase four additional diaper lines--one to be delivered in 1997 and the three remaining machines in 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, are intended to aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. Unless otherwise indicated, references herein to "Drypers" or "the Company" refer to Drypers Corporation and its subsidiaries.

          From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

          Among the factors that have a direct bearing on the Company's results of operations and financial condition are leverage and debt service, competitive industry, price changes by competitors, dependence on key products and acceptance of product innovations, cost of certain raw materials, international operations, currency fluctuations, currency devaluations, currency restrictions, intellectual property risks, technological changes, covenant limitations and other factors discussed herein.

OVERVIEW

          Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers(R) brand name in the United Sates and under the Drypers(R) and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. During 1995, the Company successfully integrated its four regional brands under the Drypers(R) brand name, which Drypers believes has increased the awareness of the Company's products with retailers and consumers while generating operating efficiencies.

     In May 1997, the Company announced the launch of "Drypers with Aloe Vera", as well as a licensing agreement to use the Sesame Street trademark and characters on the Company's products and packaging and in advertising and promotional materials. In addition, the Company's improved diaper features a breathable, cloth-like outer cover. (The above features are collectively referred to herein as the "Recent Product Innovations".)

          The Company's domestic operations include sales in the United States and Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months and nine months ended September 30, 1996 and 1997.

                                       Three Months Ended September 30                        Nine Months Ended September 30
                        ----------------------------------------------------------    ---------------------------------------------
                                    1996                           1997                      1996                1997
                        --------------------------    ----------------------------    -----------------     -----------------------
                                                                             (dollars in millions)
Domestic.............     $47.5          86.2%          $50.8            63.4%         $133.4      87.3%     $143.4     67.4%
International........       7.6          13.8            29.3            36.6            19.5      12.7        69.4     32.6
                          -----         -----           -----           -----          ------     -----      ------    -----
    Total net sales..     $55.1         100.0%          $80.1           100.0%         $152.9     100.0%     $212.8    100.0%
                          =====         ======          =====           ======         ======     =====      ======    =====

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

  The foregoing factors should be taken into account, along with the other factors discussed below, in comparing the Company's results during the three months and nine months ended September 30, 1996 and 1997, and in understanding the results that may be expected in the future.

RESULTS OF OPERATIONS

  The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and nine months ended September 30, 1996 and 1997.

                                                           Three Months Ended September 30           Nine Months Ended September 30
                                                         -----------------------------------     ----------------------------------
                                                                1996                1997                1996                 1997
                                                         ----------------     --------------     ----------------     -------------
Net sales.......................................               100.0%             100.0%               100.0%               100.0%
Cost of goods sold..............................                60.3               60.4                 61.0                 61.1
                                                               -----              -----                -----                -----
Gross profit....................................                39.7               39.6                 39.0                 38.9
Selling, general and administrative expenses....                31.8               31.5                 34.8                 31.6
                                                               -----              -----                -----                -----
Operating income................................                 7.9                8.1                  4.2                  7.3
Interest expense................................                 4.0                3.4                  4.3                  3.2
Other income....................................                  --                 .1                   --                   --
                                                               -----              -----                -----                -----
Income (loss) before income tax provision and
     extraordinary item.........................                 3.9                4.6                  (.1)                 4.1
Income tax provision............................                  .3                1.2                   .2                   .8
                                                               -----              -----                -----                -----
Income (loss) before extraordinary item.........                 3.6%               3.4%                (.3)%                 3.3%
                                                               =====              =====                =====                =====

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     Net Sales. Net sales increased 45.4% to $80.1 million for the three months ended September 30, 1997 from $55.1 million for the three months ended
September 30, 1996.   Domestic sales  increased 6.9% to $50.8 million for the
three months ended September 30, 1997 from $47.5 million for the same period in 1996, primarily as a result of the introduction of the Recent Product Innovations in May 1997 and the baking soda product in May 1996, and the continued growth in training pants sales. The Company believes that the introduction of the new products contributed to an increased share in existing retail accounts and expanded penetration into new accounts in the United States. The increase in domestic sales between periods was mitigated by a decline during the third quarter of 1997 in net sales in Puerto Rico due to price competition by Proctor & Gamble and a decline in export sales due to pricing pressures in Asia due to recent currency declines. Net sales in the international sector grew to $29.3 million for the quarter ended September 30, 1997 from $7.6 million in the prior comparable period. This substantial increase reflected primarily the improved sales volume for the Company's operations in Argentina, the acquisition of a manufacturer in Mexico in December 1996 and the Company's majority-owned consolidated venture in Brazil, which began operations in March 1997.

     Cost of Goods Sold. Cost of goods sold increased as a percentage of net sales to 60.4% for the three months ended September 30, 1997 compared to 60.3% for the three months ended September 30, 1996. This increase in cost of goods sold as a percentage of net sales reflects an increase in international sales, which have generally lower gross profit margins, higher conversion costs associated with production of the new product in North America, price competition by Proctor & Gamble in Puerto Rico and pricing pressures in Asia due to recent currency declines, offset by the benefits of higher volumes over the Company's fixed cost base.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.5% for the three months ended September 30, 1997 compared to 31.8% of net sales for the three months ended September 30, 1996. The decrease reflected the Company's focus on reducing domestic per-diaper selling costs and increases in international sales which have lower selling and promotional costs.

     Operating Income.     As a result of the above factors, the  Company's
operating income increased $2.2 million to $6.5 million for the three months ended September 30, 1997 from $4.3 million for the three months ended September 30, 1996. Operating income as a percentage of net sales was 8.1% for the three months ended September 30, 1997 versus 7.9% for the three months ended September 30, 1996.

     Interest Expense. Interest expense increased to $2.7 million for the three months ended September 30, 1997 as compared to $2.2 million for the three months ended September 30, 1996. The increase was due to the issuance of $115.0 million of 10 1/4% Senior Notes in June 1997 and amortization of additional deferred loan costs related to this transaction.

     Income Taxes. The Company recorded a provision of $1.0 million related to foreign taxes for the three months ended September 30, 1997.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

     Net Sales. Net sales increased 39.1% to $212.8 million for the nine months ended September 30, 1997 from $152.9 million for the nine months ended
September 30, 1996.   Domestic sales increased 7.5% to $143.4 million for the
nine months ended September 30, 1997 from $133.4 million for the same period in 1996, primarily as a result of the introduction of the Recent Product Innovations in May 1997 and the baking soda product in May 1996, and the continued growth in training pants sales. The Company believes that the introduction of the new products contributed to an increased share in existing retail accounts and expanded penetration into new accounts in the United States. The increase in domestic sales between periods was mitigated by a decline during the third quarter of 1997 in net sales in Puerto Rico due to price competition by Proctor & Gamble and a decline in export sales due to pricing pressures in Asia due to recent currency declines. Net sales in the international sector grew to $69.4 million for the nine months ended September 30, 1997 from $19.5 million in the prior comparable period. This substantial increase reflected primarily the improved sales volume for the Company's operations in Argentina, the acquisition of a manufacturer in Mexico in December 1996 and the Company's majority-owned consolidated venture in Brazil, which began operations in March 1997.

     Cost of Goods Sold. Cost of goods sold increased as a percentage of net sales to 61.1% for the nine months ended September 30, 1997 compared to 61.0% for the nine months ended September 30, 1996. This increase in cost of goods sold as a percentage of net sales reflects an increase in international sales which have generally lower gross profit margins, offset by the benefits of higher volumes over the Company's fixed cost base.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 31.6% for the nine months ended September 30, 1997 compared to 34.8% for the nine months ended September 30, 1996. The decrease reflects the Company's focus on reducing domestic per-diaper selling costs and increases in international sales which have lower selling and promotional costs.

     Operating Income.    As a result  of the above factors, the Company's
operating income increased $9.1 million to $15.5 million for the nine months ended September 30, 1997 from $6.4 million for the nine months ended
September 30, 1996. Operating income as a percentage of net sales was 7.3% for the nine months ended September 30, 1997 versus 4.2% for the nine months ended September 30, 1996.

     Interest Expense. Interest expense increased slightly to $6.9 million for the nine months ended September 30, 1997 as compared to $6.6 million for the nine months ended September 30, 1996. The increase was due to the issuance of $115.0 million of 10 1/4% Senior Notes in June 1997 and amortization of additional deferred loan costs related to this transaction.

     Income Taxes. The Company recorded a provision of $1.7 million related to state and foreign taxes for the nine months ended September 30, 1997.

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

     On June 24, 1997, the Company closed a private issuance of $115.0 million aggregate principal amount of its 10 1/4% Senior Notes due 2007 (the "Notes"). Proceeds from the offering of the Notes were used to repurchase $43.4 million of the $45.0 million in principal amount of the Company's outstanding 12 1/2% Series B Senior Notes Due November 1, 2002 pursuant to a tender offer therefor, to repay a working capital facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay the Company's term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash.

     The Company's operations used $5.3 million of cash during the nine months ended September 30, 1996 and $1.5 million of cash during the nine months ended September 30, 1997. The use of cash during the nine months ended
September 30, 1997 reflects the cash portion of the extraordinary item and the Company's expanding international operations. Capital expenditures for the nine months ended September 30, 1996 and 1997 were $3.5 million and $12.4 million, respectively. The significant increase in capital expenditures between periods reflected machine enhancements incurred in connection with the launch of "Drypers with Aloe Vera" and capacity increases. Operations and capital expenditures in the 1996 period were funded primarily with $8.8 million of proceeds from the private placement of convertible preferred stock. For the nine months ended September 30, 1997, capital expenditures and the Company's investment in the Brazilian venture were funded primarily by borrowings.

     The Company's working capital was $55.4 million as of September 30, 1997 compared to $8.7 million as of December 31, 1996. The Company's current assets increased from $51.6 million at December 31, 1996 to $84.4 million at September 30, 1997, and current liabilities, including short-term debt, decreased from $42.9 million at December 31, 1996 to $29.0 million at September 30, 1997. Total debt increased from $65.2 million at December 31, 1996 to $118.5 million at September 30, 1997.

     The Company currently has available a revolving credit facility with a borrowing base of up to $21.0 million. Borrowings under the revolving credit facility bear interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under the revolving credit facility is a function of advance rates based on eligible accounts receivable and inventory and is secured by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of September 30, 1997, the Company had no borrowings outstanding under this facility.

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

     The Company's estimated cash requirements during 1997 are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $13.5 million. The Company intends to redeem the $1.6 million in outstanding 12 1/2% Series B Senior Notes Due November 1, 2002, prior to December 31, 1997. The capital expenditures in 1997 are primarily related to the Company's new product launch in the second quarter of 1997, as well as expansion of its domestic and international manufacturing capacity. Of the total capital expenditure budget, approximately $12.4 million had been incurred through September 30, 1997.

     The Company believes that the combination of its cash on hand, cash flow from operations and the borrowing availability under working capital facilities should provide sufficient capital resources and liquidity to meet its debt service requirements and manage its business needs for the foreseeable future.

INFLATION

     Inflationary conditions in the United Sates have been moderate and, except for pulp prices in 1995, have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, inflation has not had a material impact on the results of operations of the Company's operations located in that region because the Company has generally been able to pass on cost increases to its customers.

FOREIGN CURRENCY

     The Company operates in the United States and various foreign countries and is therefore subject to currency fluctuations. The Company's foreign operations attempt to minimize the effects of currency risk by offsetting, whenever possible, amounts payable in U.S. dollars with amounts receivable in U.S. dollars. As a matter of policy, the Company does not engage in currency speculation. Other than the December 1994 devaluation of the Mexican peso and recent devaluation of currencies in Southeast Asia, changes in exchange rates historically have not materially impacted the Company's net sales, costs or business practices.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required. The Company believes the "diluted" disclosure required under SFAS No. 128 will not differ materially from the historical earnings per share amounts for the periods presented.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

SUBSEQUENT EVENTS

     On October 22, 1997, the Company entered into an agreement with respect to the purchase of a laundry detergent product company for $4,200,000 in cash, subject to adjustment ($2,700,000 of which is to be paid in the fourth quarter of 1998) and $200,000 in the Company's common stock.

     The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

                          PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

     Cautionary Statements:

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Quarterly Report on Form 10-Q and the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

     Among the factors that have a direct bearing on the Company's results of operations and financial condition are the following factors:

     LEVERAGE AND DEBT SERVICE. The Company is highly leveraged. The Company's ability to meet its debt service obligations and to reduce its total debt will be dependent upon the Company's future performance, which will be subject to general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such financing could be obtained on terms acceptable to the Company, if at all.

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

     PRICE CHANGES BY COMPETITORS. The disposable diaper industry is characterized by substantial price competition, which is effected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger competitors initiates such pricing changes. The Company may respond to these pricing changes with changes to its own prices, product counts or promotional programs. The process of fully implementing such changes may require a number of months and the Company's operating results may be adversely affected. For example, a price per package and product count reduction by Procter & Gamble in the first quarter of 1995 led to a subsequent repositioning of the Company's Drypers brand, which adversely affected the Company's results of operations during that period. Additionally, during the third quarter of 1997, price competition by Proctor & Gamble adversely impacted the Company's operations in Puerto Rico. There can be no assurance that future price or product changes by the Company's larger competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position. In addition, there can be no assurance that the major producers of private label diapers will not price or position their products in such a manner as to have a material adverse effect on the Company.

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

     INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS, DEVALUATIONS AND RESTRICTIONS. A significant portion of the Company's net sales are to customers outside of the United States and 14.5% of the Company's operating income was derived from such sales during the year ended December 31, 1996. The Company currently has operations in Argentina, Mexico and Brazil and expects its international operations to become a larger contributor to sales and profitability in the future. The success of the Company's sales to, operations in and expansion into international markets depends on numerous factors, many of which are beyond the Company's control. Such factors include economic conditions in the foreign countries in which the Company operates and to which it sells its products. In addition, international operations and expansion may increase the Company's exposure to certain common risks in the conduct of business outside the United States, including currency exchange rate fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards, political risks and risks of increases in duties, taxes and governmental royalties. Moreover, the level of the Company's exports are impacted by the relative strength or weakness of the U.S. dollar. Other than the United States, each country in which the Company operates has experienced political and economic instability in recent years. Moreover, as recent events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political crises elsewhere in the region. The economics of Latin America are characterized by extensive government intervention in the economy; inflation and, in some cases, hyperinflation; currency devaluations, fluctuations, controls and shortages; troubled and insolvent financial institutions; capital flight; political instability, turmoil and violence; and economic contraction and unemployment. Any of the foregoing could have a material adverse effect on the Company.

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

     COVENANT LIMITATIONS.    The Company's debt agreements contain  numerous
financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional debt, to create liens or other encumbrances, to pay dividends and make other investments and restricted payments, to sell or otherwise dispose of assets and to merge or consolidate with other entities. The revolving credit facility also requires the Company to meet certain financial ratios and tests.
A failure to comply with the obligations contained in such debt agreements could result in an event of default thereunder, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Reference is made to the Exhibit Index on page 22 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.
(b) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DRYPERS CORPORATION



Date:  November 6, 1997                   By:  /S/ JONATHAN P. FOSTER
                                              --------------------------------
                                              Chief Financial Officer
                                              (Duly Authorized Officer)
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION
                         ------------------------------


     11.1  Statement Regarding Computation of Per Share Earnings
     27    Financial Data Schedule