Form 10-Q/A
period 1997-09-30
DRYPERS CORP
filed 1997-11-07
CIK 894232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                              AMENDMENT NO. 1 TO
                                   FORM 10-Q
                                      ON

                                  FORM 10-Q/A


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


                                          DRYPERS CORPORATION



Date:  November 7, 1997                   By:  /S/ JONATHAN P. FOSTER
                                              --------------------------------
                                              Chief Financial Officer
                                              (Duly Authorized Officer)
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION
                         ------------------------------


     11.1  Statement Regarding Computation of Per Share Earnings
     27    Financial Data Schedule