Form 10-K
period 1997-12-31
DRYPERS CORP
filed 1998-03-20
CIK 894232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock (common stock and senior convertible cumulative 7.5% preferred stock) held by non-affiliates of the Registrant based upon the price at which the common stock was sold on February 28, 1998: $55,275,106

     Number of shares of common stock outstanding as of February 28, 1998:
10,521,558

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III, Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART I


ITEM 1.   BUSINESS

Drypers (the "Company") is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers brand name in the United States and under the Drypers and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company's Drypers brand is the fourth largest selling diaper brand in the United States, and the second largest selling training pant brand in U.S. grocery stores.

Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market.

Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company currently produces diapers in Puerto Rico, Argentina and Mexico and has entered into a supply arrangement with a Brazilian manufacturer to produce diapers under the Company's Puppet brand name. Wal-Mart International has selected the Company to be its exclusive private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico. The Company intends to continue to expand its operations in Argentina, Brazil and Mexico and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

Drypers(R), Comfees(R), Baby's Choice(R) and Wee-Fits(R) are U.S. registered trademarks and Puppet is a Brazilian federally registered trademark owned by the Company. XClaim(R) is a U.S. registered trademark owned by NewLund Laboratories, Inc. Sesame Street(R) is a trademark licensed to the Company by The Children's Television Workshop. All other trademarks or service marks referred to in this document are the property of their respective owners and are not the property of the Company.

INDUSTRY CONDITIONS

U.S. Disposable Baby Diaper Market

The size of the U.S. diaper market measured by retail sales was approximately $3.8 billion in 1997. The Company believes the U.S. market has experienced little growth in recent years as a result of the already high level of market penetration of disposable diapers (estimated to be above 90%) and to a decrease in the number of diapers used per baby as a result of improvements in absorbency and leakage control. The principal manufacturers of disposable diapers in the United States can be grouped into three general categories: premium-priced branded producers, value-priced branded producers and private label producers.

Procter & Gamble and Kimberly-Clark are the leading premium-priced branded producers and have tended to compete on the basis of product quality, features and price. As a result, they invest heavily both in research and development to design frequent product enhancements and in marketing and advertising to promote product sales and to increase consumer awareness of the benefits of disposable diapers and their new features. Although their products are generally priced above value-oriented brands and private label products to both retailers and consumers, retailers generally sell these brands at prices that provide them with relatively little margin in order to attract consumers into their stores.

Historically, value-priced branded diapers such as those produced by the Company have been sold primarily through grocery stores because the manufacturers of these brands lacked national brand name recognition and the national production and distribution capabilities necessary to service mass-merchant and drugstore chains. The competitive strategies of value-priced brands vary significantly, ranging from a focus on quality and value to a simple low-price strategy, and the products vary from premium quality diapers to low quality diapers with few enhancements. Generally, value-priced brands compete by offering products that are priced below the premium-priced brands to both retailers and consumers and typically provide higher margins to retailers than the national brands. Value-priced brand name manufacturers do not generally engage in extensive research and development or national advertising and are generally marketed to a more defined audience than is reached by mass advertising, through the use of coupons, in-store promotions and cooperative programs with retailers.

Private label diapers are marketed through various retail outlets under retailer-affiliated labels and are typically manufactured to the specifications of each retailer, resulting in significant quality differences among private label products. Private label manufacturers generally emphasize price over quality and features and, therefore, typically do not invest as heavily in research and development as, and are generally slower to incorporate new product enhancements than, premium-priced branded competitors and the Company. In addition, because their products are sold under retailer-affiliated labels, private label manufacturers spend minimal amounts on advertising and marketing of their diapers, although retailers may engage in promotional activities.

The size of the U.S. disposable baby diaper and training pant market sold through grocery stores, measured by retail sales, was approximately $2 billion during 1997. Since 1989, the Company's larger branded competitors have lost grocery market share on a combined basis both to value-priced brands, which represented the fastest growing segment, and to private label products. In addition, grocery store distribution of diapers has been decreasing as a percentage of total diaper sales in the United States from 60% in 1994 to 51.2% in 1997, reflecting a shift in distribution to mass merchants.

Procter & Gamble and Kimberly-Clark are the dominant companies in the disposable diaper market, with an estimated 37.7% and 41.2% share, respectively, of the total U.S. diaper market and an estimated 34.1% and 40.6% share, respectively, of the domestic grocery store market for disposable diapers for the 52 weeks ended December 20, 1997. There are also private label manufacturers with higher diaper sales than the Company. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market.

The size of the U.S. disposable diaper market sold through mass-merchants and drugstore chain retailers, measured by retail sales, was approximately $1.9 billion during 1997, representing approximately 48.8% of the U.S. diaper market. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed brands and private labels. Mass merchants have increased their percentage of total diaper sales in the United States from 30% in 1994 to 39.6% in 1997 while drug store market share has decreased from 10% to 9.2% over the same period.

International Disposable Baby Diaper Market

Although disposable baby diaper usage is significantly lower outside the United States, Western Europe, Japan and other developed countries, the Company estimates that the international disposable baby diaper market is approximately $12 billion in manufacturers' sales. Procter & Gamble and Kimberly-Clark have contributed to the development of the international market for disposable baby diapers by advertising heavily and by introducing their products in numerous markets. Although Procter & Gamble and Kimberly-Clark dominate worldwide sales of disposable diapers, in certain foreign markets there are local manufacturers which represent a significant portion of the market.

In Japan and Western Europe, the disposable baby diapers sold by local producers are generally of a quality comparable to the premium products sold in the United States. However, in most other countries, local manufacturers generally sell a lower quality product with fewer product features. The Company believes that increased awareness outside the United States of the benefits of disposable diapers, combined with generally higher birth rates, should cause aggregate disposable diaper sales outside the United States to grow substantially faster than domestic sales.

BUSINESS STRATEGY

The Company's business strategy is to maintain high growth in sales while maximizing its EBITDA and profitability by focusing on the following key strategic elements:

Continue product innovation to differentiate the Drypers brand

Drypers has successfully differentiated its diaper and training pant products from the other national brands through the selective development of cost-effective innovative product features. For example, Drypers began to promote its diapers as the only perfume-free national brand in 1994. In 1996, Drypers introduced the first odor-control diaper, Drypers with Natural Baking Soda, and in 1997, the Company launched Drypers with Aloe Vera as well as entered into a licensing agreement to use the Sesame Street trademark and characters on the Company's products, packaging and advertising materials. In addition to positioning Drypers as a national brand with these premium quality product features and innovations, the Company believes that the launch of these new products was in large part responsible for its increased penetration of the U.S. grocery store market from an estimated 54% in December 1995 to 66% as of December 1997.

Increase brand awareness and retail penetration through a targeted advertising and promotional campaign

The Company continually seeks to expand its sales and distribution network in the United States, Puerto Rico and certain international markets. The Company believes that marketing its premium quality products with features comparable to the leading premium-priced national brands will increase consumer awareness of its products in the U.S. market and ultimately its penetration of the grocery and mass-merchant channels. In this regard, during February 1998, the Company commenced its first national television advertising campaign through a cost-effective, targeted series of commercials aimed at increasing brand awareness and penetration of U.S. retail channels. As a result, the Company believes that it is well positioned to increase its extensive penetration of the grocery store market, as well as its limited penetration of the mass-merchant and drugstore chain markets, which currently account for approximately 48.8% of the total U.S. diaper market.

Offer "Every Day Value" branded products to consumers

The Company's premium quality, value-priced diapers and training pants are designed to offer consumers the recognition and reliability of a national brand name together with product quality and features comparable to the premium-priced national brands at generally lower prices. Drypers believes that this combination of brand name, premium product quality and "Every Day Value" prices offers consumers an attractive alternative to the premium-priced brands.

Provide higher margin products for retailers

The manufacturers of the leading national brands typically sell their premium-priced products to retailers at prices above those of other diaper manufacturers. Retailers generally price the premium-priced diaper brands with relatively little margin to attract customers into their stores. Drypers sells its products to retailers at a generally lower price than the leading premium-priced national brands, which allows retailers to offer a lower price to customers while achieving substantially higher margins, increasing their category profitability. The Company believes that it is able to maintain attractive profit margins for retailers while offering consumers a better price/value relationship as compared with the premium-priced national brands as a result of the Company's emphasis on (i) selective development of innovative product features which distinguish its products from the premium-priced brands,
(ii) manufacturing high quality products at substantially the same costs as the leading national brand manufacturers, (iii) significantly lower advertising, promotion and research and development expenses and (iv) maintaining a substantially lower corporate overhead structure.

Continue to pursue international expansion opportunities

Management believes there continue to be substantial growth opportunities for producers of disposable baby diapers and training pants in the developing markets in Latin America, the Pacific Rim and Eastern Europe. This opportunity reflects the current low levels of consumer penetration for those products (from less than 5% to 35% in those markets compared to approximately 95% in the United States, Western Europe and Japan) and the rapid increase in the standard of living in those regions in recent years. The Company intends to continue to expand its operations in Argentina, Mexico and Brazil and is actively seeking further expansion opportunities through acquisition, joint venture and other arrangements in Latin America and elsewhere. The Company believes that increased geographic diversity should help to reduce its sensitivity to competitive pressures in any one specific market in the future.

Expand product lines to include additional consumer products

The Company seeks to produce and market additional high quality consumer products, which would be sold primarily through grocery stores, drug stores and mass merchants and which it believes offer opportunities for growth by occupying specialty niches in large and fragmented consumer product categories. By expanding into additional product lines, the Company believes it could improve its ability to provide logistical support to retailers, which it believes will become increasingly important to retailers, while improving its leverage on overhead costs. In October 1997, the Company acquired an option to purchase NewLund Laboratories, Inc. which had developed and test marketed an innovative new product under the brand name XClaim aimed at the $4 billion U.S. laundry detergent category.

MARKET POSITION

U.S. Grocery Store Market

The grocery store segment represented approximately 51.2% of the U.S. diaper market, or $2.0 billion of retail sales, in 1997. The Company estimates that its products are currently distributed through approximately 635 retailers with an estimated 20,000 retail outlets in the United States whose sales represented 66% of the total U.S. grocery store market for disposable diapers and training pants in December 1997, as compared to 54% in December 1995, and has achieved distribution levels in excess of 90% of the grocery stores in its most developed markets. The Company believes that its brands represented 6.4% of the total dollar volume and 6.6% of the total unit volume for disposable diapers and training pants in the total grocery store category during 1997. However, the Company estimates that its brands have market shares as high as 20% in its more established domestic grocery store markets.

U.S. Mass-Merchant and Drugstore Chains

The mass-merchant and drugstore chain segments, in aggregate, represented approximately 48.8% of the U.S. diaper market, or $1.9 billion of retail sales in 1997. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed, recognized brands. In late 1992, Drypers completed acquisitions that provided nationwide production and distribution capabilities and began a program of unifying its products nationwide under the Drypers brand name, which was completed in the first quarter of 1995. As a result of this program, Drypers has obtained distribution through certain mass-merchant and drugstore chains, including Super K-Mart stores of K-Mart, Meijer and Caldor. Drypers believes that its national branded focus will generate increased distribution opportunities with mass-merchants and drugstore chains.

U.S. Private Label Customer Base

Private label products play an important role in maintaining profit within many retailers' stores. The Company believes that its private label products are complementary to the value-priced positioning of its premium branded products. The Company believes private label opportunities are enhanced by the Company's low cost structure and ability to provide products with features and performance characteristics substantially equivalent to the national brands. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market.

International Operations

Industry sources estimate the international disposable diaper market to represent approximately $12 billion in annual manufacturers' sales, with current low levels of consumer penetration of those products (from less than 5% to 35% in Latin America, the Pacific Rim and Eastern Europe compared to approximately 95% in the United States, Western Europe and Japan). The Company's foreign produced and exported products are sold in over 28 countries and accounted for approximately 35.1% of the Company's net sales during 1997. The Company has focused its international efforts primarily in Latin America because of the relatively low but growing level of disposable diaper market penetration, the rapid increase in the standard of living, the relatively higher birth rate and the resulting high level of market potential. In these markets, the Company predominantly competes in the lower-priced branded and private label categories. The Company, with operations in Argentina and Mexico, has established manufacturing capabilities outside of the United States. This capability was strengthened with the February 1997 acquisition of the Brazilian Puppet brand name and the resulting formation of a joint venture to market this brand in Brazil. In addition, the Company is the exclusive private label diaper supplier to all Wal-Mart stores in Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico, and also supplies Drypers branded products to Wal-Mart stores in these markets. In Argentina, despite a lagging economy in 1996, the Company believes that it had an approximate 15% market share of the disposable diaper category in 1997. Furthermore, the Company believes that the acquired Puppet brand name has an approximate 12% market share in Brazil, largely through distribution to major grocery store chains and mass-merchants. The Company intends to continue to expand its operations in Argentina, Mexico and Brazil and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in the Pacific Rim and Latin America.

PRODUCTS

Disposable Baby Diapers

There are significant quality differences among the various disposable diapers available to consumers. The most important quality features of disposable diapers are their ability to absorb and retain fluids, to prevent leakage through leg and waist openings by the use of elasticized bands and to be easily fitted and held in place by fastening systems which secure the diaper firmly without causing discomfort to the baby. Other features, such as thinner construction, odor control, perfume free, attractive designs, extra-dry sub-layers, gender-specific coloring, and packaging, help to differentiate products from one another.

The Company manufactures and markets three types of disposable baby diapers in the United States: premium brand name diapers, lower-priced brand name diapers and private label diapers.

Premium Brand Name Baby Diapers. The Company sells its premium brand name products under the brand name Drypers. The Company's premium quality brand diapers incorporate many of the product features that are offered by the leading national premium brands. The Company believes that the lower retail price and the combination of product features distinguish its premium quality value-priced brand name diapers in the market. These product features include multi-strand leg elastic for a wide soft cuff, a reinforced tape landing zone for more secure fastening, a soft elastic waistband, a thin overall profile, leakage barrier inner cuffs, and, beginning in 1997, a breathable, cloth-like outer cover. In addition, Drypers are differentiated by features not offered by some or all of the other national brands, such as "perfume free", baking soda for odor control and, beginning in 1997, aloe vera to soothe skin.

Lower-priced Brand Name Baby Diapers. The Company's lower-priced products, sold under the brand name Comfees, incorporate some of the product features currently offered by the Company's premium brand. These product features include multi-strand leg elastic for a wide soft cuff, a reinforced tape landing zone for more secure fastening, a thin overall profile and compression packaging. The Company's lower-priced brand name baby diapers are sold in packages that contain fewer diapers, and at a package and per diaper cost to the consumer that is less than the Company's premium brands. The Company currently sells its lower-priced diapers in only limited U.S. markets.

Private Label Baby Diapers. The Company's private label products are manufactured to the specifications of, and are sold under the labels of, major retailers. The private label products produced by the Company range in quality from the Company's premium brand products to the Company's lower-priced products. The Company believes private label opportunities are enhanced by the Company's low cost structure and its ability to provide products with features and performance characteristics substantially equivalent to the national brands.

In addition to its premium and lower-priced branded products, the Company sells diapers outside of the United States with product specifications designed for particular foreign markets which address specific competitive and affordability factors in those markets.

Disposable Training Pants

The Company has developed a line of premium disposable training pants, marketed under the Drypers brand name for children of toilet-training age. The Company also produces and sells private label training pants which are manufactured to the specifications of and are sold under labels of various concerns. Training pants are a complementary product which may extend the period of time during which consumers purchase disposable infant wear. Since the introduction of the first premium disposable training pants by Kimberly-Clark, the domestic training pant market has grown to $529 million in 1997 retail sales.

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

Significant product improvements were made to Drypers training pants in 1995: improved contouring in the core for better absorbency, Lycra Tummy Snugs for better fit around the waist and a new crotch design to eliminate bunching and prevent leakage. These product improvements contributed to a 26.4% increase in unit volume in 1995 despite the introduction of competitive brands. The Company believes its training pants represented 7.8% of the total training pant category on a unit volume basis during 1996. More recently, the Company added baking soda and aloe vera to its training pants, similar to its baby diapers. The Company's Drypers training pants are now the second leading brand of disposable training pants sold through grocery stores in the United States.

Pre-moistened Baby Wipes

The Company manufactures and markets pre-moistened baby wipes in the United States. The Company estimates the pre-moistened baby wipes retail market in the United States was approximately $550 million in 1997.

New Detergent Product

In October 1997, the Company acquired an option, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. If the Company exercises this option, it will acquire NewLund for a total of $4.2 million. The new product allows a single, small sheet of nonwoven fabric coated with detergent, whitener, fabric softener and static guard to be used in both the washer and the dryer. This product, which is currently in limited distribution under the brand name XClaim in the southeastern United States, was cited in Advertising Age in December 1997 as one of America's top 10 "hottest new products". The Company believes that the specialty nature of this product gives it an opportunity to develop a profitable niche within the $4 billion consumer laundry detergent business. The Company has redesigned the packaging for the product and has an agreement to purchase the product from a third party who is responsible for manufacturing XClaim and for further research and development and capital expenditures related thereto. The Company plans to expand the distribution of XClaim in 1998 and believes that this product will further leverage the existing Drypers' sales and marketing organization.

PRODUCT DESIGN AND DEVELOPMENT

Drypers seeks to enhance its products by adding cost effective product features and substituting materials and components to improve performance. Drypers works closely with its suppliers, distributors and other industry participants to identify, anticipate, and in some cases develop technological innovations so that the Company's products can incorporate the most advanced design features and also be clearly differentiated from the other national brands. The Company uses advanced manufacturing equipment and techniques that have proven to be adaptable to permit the introduction of new products using either new materials or production techniques. The Company believes that its approach to the introduction of innovative features for its core branded products minimizes its risk because it does not spend significant sums on research and development, limits the introduction of untried innovations and features and does not have to spend heavily to advertise new product developments or to educate consumers.

In the first quarter of 1995, the Company converted its diaper products to an "ultra-thin" absorbent core, changed its diaper and training pants products' packaging to be consistent throughout the United States and completed the transition of its diaper and training pant products to the brand name Drypers. In the second quarter of 1996, Drypers launched the industry's first odor control diaper, Drypers with Natural Baking Soda. In June 1997, the Company introduced diapers and training pants that include aloe vera and launched a licensing arrangement to use the Sesame Street trademark and characters on the Company's products and packaging and in advertising and promotional materials.

SALES AND DISTRIBUTION

In the United States, the Company uses in-house managers to coordinate brokerage companies which facilitate the distribution of the Company's products through grocery stores on a non-exclusive basis. The Company believes that this approach has expedited the Company's entry into grocery chains and independent grocers because of the strong long-term relationships that many of these brokers have with these retailers. This strategy minimizes corporate overhead. In addition, the location of its plants has enabled the Company to achieve average shipping times of one to two days for most destinations in the United States.

Outside the United States, the Company tailors its approach to each foreign market, taking into consideration the political and cultural environment as well as the distribution infrastructures. In general, the Company works with independent local distributors; however, in Puerto Rico, it uses a direct sales force and, in Argentina, Mexico and Brazil, it uses a combination of a direct sales force and wholesalers that distribute to small independent retailers.

ADVERTISING AND PROMOTION

In the United States, diapers are highly promoted since many retailers rely on their diaper products to attract customers to their stores. In addition, Procter & Gamble and Kimberly-Clark spend a significant amount on mass media advertising to create demand for their products. In contrast, Drypers has relied more heavily on promotional spending and cooperative merchandising arrangements with retailers. Promotional activity, such as couponing, is geared toward initiating consumer trial and has been especially effective at targeting spending when less than full distribution has yet to be achieved. As the Company's distribution continues to expand, a greater emphasis may be placed on advertising to build greater brand awareness for the Drypers name.

The high level of branded promotion and advertising in the diaper category is reflected in generally higher wholesale prices and manufacturers' gross margins when compared to private label manufacturers, offset by correspondingly higher levels of selling, general and administrative expenses.

In February 1998, the Company launched a national television advertising campaign for its Drypers brand diapers as part of the Company's strategy of building the Drypers national brand. The Company believes that building brand recognition through advertising should allow the Company to gradually reduce its dependence on direct promotional spending and should increase the distribution of Drypers brand diapers and, in turn, increase sales in the second half of 1998.

Advertising and promotional activity varies greatly in international markets, but is generally lower than the level of activity in the United States. As a consequence, the Company's international business, similar to its domestic private label business, generally experiences lower gross margins and selling, general and administrative expenses than its U.S. branded business.

MANUFACTURING PROCESS

Disposable diapers are manufactured on high speed lines beginning with the manufacture of an absorbent core which is constructed with a combination of wood pulp and superabsorbent polymers. Nonwoven and polyethylene liner layers, leg elastics, tape and other applicable features are then combined around the core in an automated continuous process, which shapes and produces the finished product. The Company believes it is able to purchase raw materials on substantially the same terms as its larger branded competitors, and that it is able to operate with proportionately lower corporate overhead because of its more focused value-oriented strategy.

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

RAW MATERIALS

The raw materials used in the Company's manufacturing process include wood pulp, super absorbent polymer, polyethylene film, polypropylene nonwoven fabric, adhesive closure tape, hot melt adhesive, elastic, tissue, bags, boxes, baking soda and aloe vera. In general, the Company has at least two suppliers for each of the raw materials used in its manufacturing process. The Company believes that it maintains good relationships with all of its raw material suppliers and that it is able to purchase raw materials on substantially the same terms as its larger branded competitors.

TRADEMARKS AND PATENTS

The Company has registered or has applications pending to register numerous trademarks in the United States, including Drypers. In addition, the Company has registered or applied for registration of certain of its trademarks in a number of foreign countries.

Diaper manufacturers normally seek U.S. and foreign patent protection for the product enhancements that they develop, and there are numerous U.S. patents that relate to disposable diapers. The design and the technical features of the diapers produced by the Company are considered by patent counsel before the manufacture and sale of such products to avoid the features covered by unexpired patents. The Company believes it has been able to introduce product innovations comparable to those introduced by its competitors by using manufacturing methods or materials that are not protected by such patents.

INVENTORY PRACTICE AND ORDER BACKLOG

The disposable diaper industry is generally characterized by prompt delivery by manufacturers and rapid movement of the product through retail outlets. The time between receipt of a customer's order and shipment to the customer averages two to seven days. The Company maintains varying levels of raw material and finished product inventory depending on lead times and shipping schedules. The Company's inventory levels generally vary between two and five weeks. As a result of the short lead time between order and delivery of product, the Company does not maintain a significant backlog.

INSURANCE

All of the Company's plant, machinery and inventory are covered by fire and extended coverage insurance. Although the Company has never been named as a defendant in a product liability lawsuit, the Company maintains product liability insurance in amounts it believes to be adequate. In addition, the Company has obtained insurance for the collection of certain of its international accounts receivable and patent infringement related issues. There can be no assurance, however, that future claims will not exceed coverage.

EMPLOYEES

As of January 31, 1998, the Company employed approximately 1,100 people on a full-time basis. None of the Company's employees are represented by a labor union except in Mexico where such representation is required by local law. The Company's Mexican employees are members of a syndicate and are employed under a one-year contract entered into with the syndicate. The Company believes its relationship with its employees is good.

ITEM 2.   PROPERTIES

The Company leases manufacturing, distribution and administrative space in nine locations in the United States, Brazil, Puerto Rico, Argentina and Mexico, as follows:

                               SQUARE     LEASE EXPIRATION
                               ------     ----------------
          LOCATION              FEET            DATE                          USE
          --------              ----            ----                          ---
   Vancouver, Washington       80,000     September 30, 2003    Manufacturing and Administrative
   Vancouver, Washington       22,000     April 1, 2000         Warehouse
   Vancouver, Washington       30,000     Month to Month        Warehouse
   Marion, Ohio               440,000     October 31, 2007      Manufacturing and Administrative
   Houston, Texas              32,000     May 1, 2004           Administrative
   Mogi das Cruzes, Brazil     23,000     May 1, 1998           Warehouse and Administrative
   Toa Alta, Puerto Rico       51,000     November 30, 2003     Manufacturing and Administrative
   Buenos Aires, Argentina    116,000     September 30, 2002    Manufacturing and Administrative
   Guadalajara, Mexico         48,000     June 30, 1998         Manufacturing and Administrative

The Company's equipment is highly automated and capable of continuous 24-hour, seven-day per week production. The Company has maintenance and machine shops which are capable of meeting the majority of the Company's equipment service requirements. The Company's Mexico operation will require additional manufacturing, warehouse and administrative space in 1998, and the Company is currently in the process of constructing a new facility. In pursuing international expansion opportunities, the Company has started limited distribution in Colombia, Singapore and Malaysia. The Company has leased temporary administrative and warehouse space on a month-to-month basis in these locations. The Company believes that its other leased facilities are adequate for its current needs.

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

No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, was listed on the Nasdaq National Market under the symbol "DYPR" from March 11, 1994, through January 28, 1996. Effective January 29, 1996, the Company's stock began trading on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market. There were 381 stockholders of record of the common stock as of February 28, 1998.

                                            1996              1997
                                        ------------      ------------
                                        High     Low      High     Low
                                        ----     ---      ----     ---
         Quarter-
           First                       $4.13    $2.75    $4.75    $3.63
           Second                       4.00     2.75     7.75     3.88
           Third                        4.25     2.63     7.94     6.13
           Fourth                       5.63     3.50     9.00     5.13

To date, the Company has neither declared nor paid any cash dividends on its common stock, and the Company does not anticipate that dividends will be paid in the foreseeable future. The Company intends to apply any future earnings to the expansion and development of its business. The declaration and payment in the future of any dividends will be at the election of the Company's board of directors and will depend upon the earnings, capital requirements and financial condition of the Company, general economic conditions and other pertinent factors. In addition, the Company's revolving credit facility prohibits the declaration or payment of any cash dividends by the Company. The indenture relating to the Company's 10 1/4% Senior Notes ("10 1/4% Senior Notes") also restricts the payment of cash dividends unless specific conditions are satisfied.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical financial data (in thousands, except share data) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

                                                           Year Ended December 31
                                -----------------------------------------------------------------------------
  Statement of Earnings Data         1993            1994            1995            1996           1997
                                ------------     -----------     -----------     -----------    -------------
Net sales                        $  156,079      $  173,552      $  163,947      $  207,014     $  287,010
Operating income (loss)              12,177(a)       18,200(b)      (11,259)(d)      10,553         21,492
Income (loss) before income
 tax provision (benefit) and          1,062          10,949         (19,294)          1,622         11,788
 extraordinary item
Income (loss) before                   (308)          6,798         (15,465)          1,313          9,444
 extraordinary item
Net income (loss)
 attributable to common                (308)          3,110(c)      (15,465)            752          1,092(e)
 stockholders
Income (loss) per common
 share(f):
 Income (loss) before
  extraordinary item:
  Basic                          $   (  .10)     $     1.18      $  (  2.35)     $      .11     $     1.00
                                ============     ===========     ===========     ===========    ==========
  Diluted                        $   (  .10)     $     1.08      $  (  2.35)     $      .09     $      .51
                                ============     ===========     ===========     ===========    ==========
  Extraordinary item:
  Basic                                  --      $     (.64)             --              --     $     (.88)
                                ============     ===========     ===========     ===========    ==========
  Diluted                                --      $     (.59)             --              --     $     (.42)
                                ============     ===========     ===========     ===========    ==========
  Net income (loss):
  Basic                          $   (  .10)     $      .54      $  (  2.35)     $      .11     $      .12
                                ============     ===========     ===========     ===========    ==========
  Diluted                        $   (  .10)     $      .49      $  (  2.35)     $      .09     $      .09
                                ============     ===========     ===========     ===========    ==========
Common shares outstanding         2,989,380       5,776,554       6,587,698       6,694,298      8,878,638
                                ============     ===========     ===========     ===========    ==========
Common and potential common
 shares outstanding               2,989,380       6,302,384       6,587,698      15,064,913(g)  18,469,676(g)
                                ============     ===========     ===========     ===========    ==========

                                                       December 31
                                ---------------------------------------------------------
      Balance Sheet Data          1993       1994        1995        1996         1997
      ------------------        ---------   --------   --------     ---------    ---------
Working capital (deficit)        $  8,587   $ 17,962   $ (3,597)     $  8,707    $ 48,728
Total assets                      115,905    131,731    137,420       150,555     205,232
Long-term debt, including          75,510     46,632     47,350        49,592     118,348
 current portion
Stockholders' equity(h)            13,997     56,767     41,822        53,608      55,580

____________________________________________
(a) Includes unusual expenses of $1,536,000 to reflect the costs associated with the Company's repositioning of its premium brand diaper products and $840,000 of legal fees in connection with a patent infringement lawsuit.

(b) Includes legal expenses of $1,141,000 incurred in connection with a patent infringement lawsuit which was settled during the second quarter of 1994.

(c) Includes a noncash extraordinary expense of approximately $2,000,000, net of taxes, for previously capitalized debt issuance costs and original issue discount, and a cash extraordinary expense of approximately $1,700,000, net of taxes, for prepayment fees in connection with the $30,000,000 redemption of 12 1/2% Senior Notes funded by the proceeds from the Company's initial public offering.

(d) Includes unusual expenses of $2,358,000 to reflect the costs associated with the Company's repositioning/brand transition of its premium brand diaper products, a noncash restructuring charge of $4,255,000 related to the write-down of idled equipment to net realizable value, lease termination costs related to the closure of the Houston facility and unusual expenses of $827,000 related to costs associated with the Company's refinancing transaction.

(e) Includes a noncash extraordinary expense of $3,745,000 for the write-off of capitalized debt issuance costs and a cash extraordinary expense of $4,024,000 for prepayment and other fees in connection with the application of the net proceeds of the offering of the $115,000,000 10 1/4% Senior Notes in June 1997.

(f) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", in the fourth quarter of 1997. Accordingly, income (loss) per share data for all prior periods presented has been restated.

(g) Common and potential common shares outstanding for 1996 and 1997 include the weighted average effect of shares of common stock issuable upon the conversion of the outstanding shares of convertible preferred stock issued in February 1996.

(h) The Company has never declared a cash dividend on its common stock.

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

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

OVERVIEW

Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers brand name in the United States and under the Drypers and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. During 1995, the Company successfully integrated its four regional brands under the Drypers brand name which it believes has increased the awareness of the Company's products with retailers and consumers while generating operating efficiencies. The Company currently sells its products principally to approximately 635 U.S. grocery retailers with an estimated 20,000 retail outlets. The Company continually seeks to expand its U.S. grocery store distribution network while increasing its limited penetration of the mass-merchant and drugstore chain markets. In 1997, sales of branded products represented 88.9% of the Company's net sales in the United States and sales of private label and other products represented 11.1% of net sales in the United States.

The Company's annual net sales increased to $287.0 million in the year ended December 31, 1997 from $156.1 million in the year ended December 31, 1993. This sales growth has been achieved by (i) the expansion of international sales through exports, contract manufacturing and acquisitions of diaper manufacturing operations, particularly in Latin America, (ii) the increased share in existing retail accounts and expanded penetration into new accounts in part due to the introduction of several new product features such as Drypers with Natural Baking Soda, and (iii) the increase in sales of training pants. The Company seeks to expand both its domestic and international sales and operations.

In June 1997, the Company introduced Drypers with Aloe Vera, the first diapers and training pants to contain aloe vera, an herbal extract recognized for its ability to help soothe skin. The improved diaper also featured a breathable, cloth-like outer cover typically only found on premium-priced branded diapers. In addition, the Company entered into an exclusive licensing arrangement with The Children's Television Workshop under which the Company's products, packaging, advertising and promotional materials feature Big Bird, Elmo and other familiar characters from the children's television show Sesame Street.

The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for each of the last three years.


                                YEAR ENDED DECEMBER 31
                           --------------------------------
                       1995              1996              1997
                 ----------------   ----------------  --------------
                                (DOLLARS IN MILLIONS)
Domestic         $154.5     94.3%   $179.2     86.6%  $191.3    66.7%
International       9.4      5.7      27.8     13.4     95.7    33.3
                 ------    -----    ------    -----   ------   -----
  Total Net      $163.9    100.0%   $207.0    100.0%  $287.0   100.0%
                 ======    =====    ======    =====   ======   =====
  Sales

Among the factors that have a direct bearing on the Company's results of operations are price and product changes and promotional activity by competitors, increases in costs of raw materials, timing of technological advances by the Company and its competitors, acceptance by consumers of product features and innovations, foreign governmental monetary and policy changes and other factors discussed herein.

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

Unusual Industry Conditions in 1995

A confluence of unusual events adversely impacted the Company's financial performance in 1995. In December 1994, the Mexican peso was devalued and, because Drypers did not have a plant in Mexico at that time and was instead exporting to Mexico from its Houston, Texas plant, an estimated $10 million in annual sales were lost almost immediately. The effect of the economic crisis in Mexico later adversely impacted the Argentine economy as well, reducing the Company's ability to maintain sales volumes and margins in its then recently acquired operations in Buenos Aires.

Beginning in the first quarter of 1995, Procter & Gamble and Kimberly-Clark increased their rates of promotional spending on their premium-priced brands more aggressively than the Company. In addition, Procter & Gamble repositioned Luvs, its national value-priced brand, after having already reduced prices substantially within the previous 18 months, with a reduction in the number of diapers per package and a reduction in price per package. The Company responded with a repositioning of its own, lowering the number of diapers per package and the price per package and, as a result, recognized $2.4 million in unusual expenses in the first quarter of 1995.

Throughout 1995, the industry experienced substantial price increases in pulp, a major component of the total cost to produce diapers and training pants. Beginning in late 1994, pulp prices rose dramatically with quoted market prices rising from $575 per ton in June 1994 to $650 per ton in March 1995, $850 per ton in June 1995 and $975 per ton in September 1995. Due to the competitive environment, the 1995 increases in pulp prices were not passed on to consumers, thus reducing gross profit margins. These increases in pulp prices had a material adverse effect on the Company in 1995. A decline in the quoted market price of pulp began in November 1995 with the quoted market price of pulp ranging between $550 and $650 per ton since March 1996.

These external events happened at a particularly vulnerable point in the Company's own development. As a final step to complete the Company's planned transition to one national brand throughout the United States, the Company converted, during the first quarter of 1995, its four regional brands (Drypers, Comfees, Baby's Choice and Wee-Fits) into one common package design and brand name, Drypers. This conversion meant that the Company's brand awareness was unusually low in roughly three-quarters of the United States until consumers became accustomed to the new brand and package. In response to rising pulp prices, the Company accelerated the conversion of its premium diaper products to include a thinner absorbent core that is less reliant on pulp. The initial version of this "ultra-thin" product met with slow initial consumer acceptance.

The matters discussed above had a material adverse impact on the Company's financial position and results of operations. In addition, the Company's liquidity was adversely affected, which required it to, among other things, obtain various amendments and waivers from the lenders under its existing revolving credit facility and defer payment of the interest due on November 1, 1995 under its $45.0 million of outstanding 12 1/2% Senior Notes, which default was cured by the payment of overdue interest on February 29, 1996 as part of the refinancing described in Note 1 to the Notes to Consolidated Financial Statements.


Improved Recent Performance

In response to these events, management implemented a plan to improve sales and margins, increase operating efficiency and substantially reduce costs throughout the Company's operations. The major components of the cost reduction program included the closure of the Company's Houston manufacturing facility, reduction of manufacturing and general overhead costs and a redesigned premium diaper, which reduced overall product cost. Between January 1995 and January 1996, the Company's redesign of its premium diaper to an "ultra-thin" configuration reduced pulp content (as measured by weight) by 30%. In response to initial slow consumer acceptance, this product was subsequently modified resulting in increased consumer acceptance. The full benefit of the cost reduction plan was not reflected in operating income until the third quarter of 1996, as the Company invested heavily in promotional spending to rebuild market share during the first half of 1996. In the second half of 1996, promotional spending returned to normal levels. To offset its loss of export sales to Mexico, the Company re-entered the Mexican diaper market in the second quarter of 1996 through contract manufacturing arrangements with a local producer. The Company acquired the manufacturing operations of this producer in December 1996. In addition, the Company introduced Drypers with Natural Baking Soda in May 1996. As a result of the combined effect of these initiatives, the Company experienced a significant recovery of sales volume and a return to profitability.

In 1996, the Company experienced improved financial performance, in part due to the successful introduction of Drypers with Natural Baking Soda in May of that year and a full year of consolidated operations in Argentina. Net sales increased by 26.3% to $207.0 million in 1996 from $163.9 million in 1995. As a result of the new product launch, the improved competitive pricing environment, the effects of its cost reduction program and lower pulp prices, the Company increased its national market share and returned to profitability, generating EBITDA of $17.4 million in 1996 as compared with a loss of $5.0 million in 1995.

The Company continued its improved financial performance in 1997 as its net sales and EBITDA increased to $287.0 million and $28.8 million, respectively, for the year ended December 31, 1997 from $207.0 million and $17.4 million, respectively, for the year ended December 31, 1996. In each of the eight consecutive quarters ended December 31, 1997, the Company's EBITDA exceeded its EBITDA for the same quarter of the prior year.

RESULTS OF OPERATIONS

The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the years ended December 31, 1995, 1996 and 1997.


                                              YEAR ENDED DECEMBER 31
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  --------   ---------
Net sales                                    100.0%     100.0%     100.0%
Cost of goods sold......................      69.6       60.9       61.2
                                          ---------  --------   ---------
Gross profit                                  30.4       39.1       38.8
Selling, general and administrative           32.8       34.0       31.3
 expenses...............................
Unusual expenses                               1.9         --         --
Restructuring charge....................       2.6         --         --
                                          ---------  --------   ---------
Operating income (loss).................      (6.9)       5.1        7.5
Interest expense, net...................       4.9        4.3        3.5
Other income............................        --         --        0.1
                                          ---------  --------   ---------
Income (loss) before income tax
 provision (benefit) and                     (11.8)       0.8        4.1
   extraordinary item...................
Income tax provision (benefit)..........      (2.4)       0.2        0.8
Extraordinary item......................        --         --       (2.7)
                                          ---------  --------   ---------
Net income (loss).......................     (9.4)%       0.6%       0.6%
                                          =========  ========   =========

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Net Sales

Net sales increased 38.6% to $287.0 million for the year ended December 31, 1997 from $207.0 million for the year ended December 31, 1996. Domestic sales increased 6.7% to $191.3 million for the year ended December 31, 1997 from $179.2 million for 1996. This increase was primarily the result of the June 1997 introduction of Drypers with Aloe Vera and the launch of the licensing arrangement for the Sesame Street characters, as well as the introduction of the baking soda product in May 1996, and the continued growth in training pant and private label sales. The Company believes that the introduction of the new product innovations contributed to an increased share in existing retail accounts and expanded penetration into new accounts in the United States. The increase in U.S. sales between periods was mitigated by a decline during the third quarter of 1997 in net sales in Puerto Rico due to price competition from Procter & Gamble and a decline in export sales resulting from pricing pressures in Asia due to recent currency declines. Net sales in the international sector grew to $95.7 million for the year ended December 31, 1997 from $27.8 million in the prior comparable period. This substantial increase reflected primarily the improved sales volume for the Company's operations in Argentina, the growth of business in Mexico and the Company's majority-owned consolidated venture in Brazil, which began operations in March 1997.

Cost of Goods Sold

Cost of goods sold increased slightly as a percentage of net sales to 61.2% for the year ended December 31, 1997 compared to 60.9% for the year ended December 31, 1996. This increase reflected growth in international sales which have generally lower gross profit margins (and correspondingly lower selling and promotional costs) partially offset by lower raw material costs and the benefits of higher volumes over the Company's fixed cost base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased as a percentage of net sales to 31.3% for the year ended December 31, 1997 compared to 34.0% for the year ended December 31, 1996. The decrease reflected the Company's efforts and focus on reducing domestic per pad selling costs, including but not limited to reducing the face value and volume of coupons, in-store promotions and slotting fees and improved management and monitoring of, and controls over, promotional allowances. Increases in international sales which have lower selling and promotional costs also contributed to this decrease.

Operating Income

As a result of the above factors, the Company's operating income increased $10.9 million, or 103.7%, to $21.5 million for the year ended December 31, 1997 from $10.6 million for the year ended December 31, 1996. Operating income as a percentage of net sales was 7.5% for the year ended December 31, 1997 versus 5.1% in the prior year.

Interest Expense, net

Interest expense, net increased to $10.0 million for the year ended December 31, 1997 as compared to $8.9 million for the year ended December 31, 1996. The increase was due to the issuance of $115.0 million of 10 1/4% Senior Notes due 2007 in June 1997 and amortization of additional deferred loan costs related to this transaction.

Income Taxes

The Company recorded a provision of $2.3 million related to state and foreign taxes for the year ended December 31, 1997, compared to a provision of $309,000 in 1996. The increase is related to the increase in international earnings during 1997.

Extraordinary Item

In connection with the Company's financing transactions completed during the second quarter of 1997, the Company recognized an extraordinary item of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees.


Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Net Sales

Net sales increased 26.3% to $207.0 million for the year ended December 31, 1996 from $163.9 million for the year ended December 31, 1995. Domestic sales increased 16.0% to $179.2 million in 1996 from $154.5 million in 1995, primarily as a result of increased promotional spending at the beginning of the year, the introduction of the new baking soda product in May 1996, and continued growth in training pant sales. Net sales in the international sector grew significantly to $27.8 million in 1996 from $9.4 million in 1995. Most of this increase came from the inclusion of the results of the Company's operations in Argentina for a full year in 1996 as compared to five months during 1995, with the balance generated by the establishment of a contract manufacturing relationship in Mexico.

Cost of Goods Sold

Cost of goods sold decreased as a percentage of net sales to 60.9% for 1996 compared to 69.6% for the prior year. A major component of the cost of goods sold is the cost of pulp, which accounted for approximately 10% and 7% of cost of goods sold in 1995 and 1996, respectively. Of the 8.7 percentage point improvement, approximately 3.0 percentage points resulted from a reduction in the average cost of pulp content in the Company's products in 1996 with the balance resulting from efficiency improvements. The quoted market price of pulp began 1996 at $925 per ton and fluctuated between $550 per ton and $650 per ton for most of the year as compared to 1995 when the quoted market price began the year at $650 per ton but fluctuated between $850 per ton and $975 per ton for most of the year. The major components of improved efficiency included closure of the Houston manufacturing facility and increased sales and production volumes. This reduction in cost of goods sold as a percentage of net sales came despite an increase in international sales which have generally lower gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased as a percentage of net sales to 34.0% for the year ended December 31, 1996 compared to 32.8% of net sales for 1995. The total increase reflected higher couponing and promotional spending as well as an increase in the percentage of premium domestic diaper and training pant sales relative to total net sales, offset by a decrease in general and administrative expenses as a percentage of net sales and by the increases in international sales which have inherently lower selling and promotional costs. Selling, general and administrative expenses as a percentage of net sales declined during 1996, however, from 38.0% of net sales in the first quarter to 31.6% of net sales in the fourth quarter, due to the Company's focus on reducing per pad selling costs. The reduction in per pad selling costs was made possible by the increased demand for the Company's new baking soda diaper.

Operating Income

As a result of the above factors, the Company's operating income in 1996 increased to $10.6 million from an operating loss of $11.3 million in 1995, a period affected by $7.4 million in nonrecurring charges associated with the Company's restructuring. Operating income as a percentage of net sales was 5.1% in 1996.

Interest Expense, net

Interest expense, net was $8.9 million for the year ended December 31, 1996, as compared to $8.0 million for the year ended December 31, 1995. The increase reflects increased borrowings under the revolving credit facility and amortization of additional deferred loan costs related to the refinancing.

Income Taxes

The Company recorded a provision related to state and foreign taxes of $309,000 for the year ended December 31, 1996. A portion of the Company's available U.S. net operating loss carryforwards offset the need for any federal tax provision related to domestic operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include, but are not limited to, the payment of principal and interest on its debt; the funding of working capital needs, primarily inventory, accounts receivable and advertising and promotional expenses; and the funding of capital investments in machinery, equipment and computer systems. Historically, the Company has financed its debt service, working capital and capital expenditure requirements through a combination of internally generated cash flow, borrowings under the Company's revolving credit facility and other sources and proceeds from private and public offerings of debt and equity securities.

The Company's operations used $4.3 million of cash during the year ended December 31, 1996 and $6.9 million of cash during the year ended December 31, 1997. In 1996, the Company returned its working capital to more normal levels from previous years by reducing accounts payable and accrued liabilities. The use of cash during the year ended December 31, 1997 reflected the cash portion of the extraordinary item and increases in working capital primarily for the growth in the Mexico and Brazil operations, the latter including advances to the Company's contract manufacturer for future inventory purchases.

The Company generated cash flows of $6.3 million from operations in 1995. In 1995, as the Company experienced the difficulties described above under "Overview--Unusual Industry Conditions in 1995", which resulted in a net loss of $15.5 million, it was able to maintain positive cash flow primarily by reducing the levels of receivables and inventories it maintained by $6.9 million, and by allowing its accounts payable and accrued liabilities to rise by an aggregate of $8.0 million.

The Company's capital expenditures were $21.6 million for the year ended December 31, 1997 and $5.9 million for the year ended December 31, 1996. The significant increase between periods in capital expenditures reflected machine enhancements incurred in connection with the launch of Drypers with Aloe Vera and production capacity increases. The Company financed its capital expenditures in 1997 through borrowings under the revolving credit facility and from the proceeds of the $115.0 million offering of the 10 1/4% Senior Notes in June 1997. The Company financed its capital expenditures in 1996 from the proceeds of an offering of preferred stock and through borrowings under the revolving credit facility. The Company's capital expenditures were $8.9 million in 1995. The Company financed the expenditures in 1995 through a combination of borrowings under a revolving credit facility and from the proceeds of the Company's initial public offering in 1994.

The Company will incur one-time cost increases estimated at $8 million in the first quarter of 1998 and $2 million in the second quarter of 1998. The majority of these costs will represent the cost of the Company's new advertising campaign (in connection with which there will be no near-term corresponding reduction of promotional expenses), while the remainder will relate to the costs associated with the new detergent business and the expansion of capacity in several Latin American markets.

The Company's estimated cash requirements during 1998, excluding the aforementioned cost increases, are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $20.0 million. The planned capital expenditures in 1998 are primarily related to the expansion of international capacity and modifications to existing domestic equipment to enable the Company to make future product enhancements. Of the Company's $21.6 million of capital expenditures in 1997, approximately $6.8 million was incurred in late 1997 related to international facility and equipment expansion, predominantly in Argentina and Mexico, which will increase capacity in 1998.

The Company operates in a commercial field in which patents relating to the products, processes, apparatus, and materials are more numerous than in many other fields. The Company takes careful steps to design, produce and sell its baby diapers to avoid infringing any valid patents of its competitors. There can be no assurance that the Company will not be held to be infringing on existing patents in the future; any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company. This area will become of increasing importance as the Company continues to introduce new products and product innovations; thus, the Company may incur expenses related to additional license agreements and/or additional patent infringement insurance coverage.

The Company's working capital was $48.7 million as of December 31, 1997 compared to $8.7 million as of December 31, 1996. The Company's current assets increased from $40.6 million as of December 31, 1995 to $51.6 million as of December 31, 1996 and to $77.0 million as of December 31, 1997, and current liabilities, including short-term debt, decreased from $44.2 million in 1995 to $42.9 million in 1996 and to $28.3 million as of December 31, 1997. Total debt increased from $59.4 million as of December 31, 1995 to $65.2 million as of December 31, 1996 and to $118.3 million at December 31, 1997.

On June 24, 1997, the Company closed its private issuance of $115.0 million aggregate principal amount of the 10 1/4% Senior Notes. Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43.4 million of the $45.0 million in principal amount of the Company's outstanding 12 1/2% Senior Notes pursuant to a tender offer therefor, to repay a $10.0 million working capital facility, to repay borrowings outstanding under the revolving credit facility, to repay the Company's term loan with a bank, to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash. On December 10, 1997, the Company redeemed the remaining $1.6 million of 12 1/2% Senior Notes pursuant to an optional redemption provision.

The revolving credit facility provides for up to $21.0 million of borrowings, with availability determined as a function of advance rates based on eligible accounts receivable, finished goods inventory and raw material inventory. Borrowings under the revolving credit facility bear interest at a rate of prime plus 1 3/4% per annum and mature in February 1999. As of March 13, 1998, the Company's borrowing base of accounts receivable and inventories would have permitted it to borrow up to $6.0 million. No borrowings were outstanding under the revolving credit facility as of December 31, 1997.

The Company has received a proposal from BankBoston, N.A. for a three-year $50.0 million new credit facility to replace the revolving credit facility. The new credit facility is expected to permit the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility is expected to bear interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The new credit facility would be secured by substantially all of the Company's assets. At December 31, 1997, the Company's borrowing base would have permitted the Company to borrow up to $36.0 million if the new credit facility had been in place. There can be no assurance that the Company will be able to successfully conclude its negotiations for the new credit facility.

On March 17, 1998, the Company closed its private issuance of an additional $30.0 million of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the $115.0 million issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes will be used to repay all outstanding indebtedness under the revolving credit facility and for general corporate purposes, including capital expenditures.

In February 1997, the Company began a series of transactions in which it established a 51% owned subsidiary in Brazil to market its products, acquired the rights to the Puppet brand name and entered into a supply arrangement with a Brazilian manufacturer. The Company initially paid 1.0 million shares of common stock and canceled an outstanding $2.2 million receivable from such manufacturer as consideration for the transactions. The sellers of the Puppet brand name exercised an option to receive $4.0 million in cash in lieu of the 1.0 million shares, and such cash was paid to the sellers in May 1997. During the second quarter of 1997, the Company also exercised a portion of its fair value option to purchase 44% of the remaining 49% interest in its Brazilian subsidiary for $5.3 million in cash. The Company has a fair market value option to acquire the Brazilian manufacturer of the diapers.

In October 1997, the Company acquired an option for $1.5 million, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. The exercise price for the option to acquire NewLund is $2.7 million.

Management believes that future cash flow from operations, together with cash on hand, available borrowings under the revolving credit facility (or the new credit facility, if entered into) and the net proceeds of the New Senior Notes described above will be adequate to meet the Company's anticipated cash requirements, including working capital, capital expenditures, debt service and limited acquisitions, for the foreseeable future.

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

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS No. 130 in the first quarter of fiscal 1998. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently reported net income (loss) attributable to common stockholders.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

YEAR 2000

The operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including materials purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance problems. The Year 2000 compliance issues exist because many computer systems and applications currently use two digit date fields to designate a year. Therefore, date sensitive systems may recognize the Year 2000 as the Year 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause the Programs and Systems to process critical financial and operational information incorrectly. It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with suppliers, financial institutions and others to coordinate Year 2000 conversions.

Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a replacement of existing Programs and Systems with new Programs and Systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company expects that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems will be approximately $3 million over the next two years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Drypers Corporation:

We have audited the accompanying consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drypers Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Houston, Texas
March 18, 1998

                      DRYPERS CORPORATION AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS


                       (In Thousands, Except Share Data)



                                                                       December 31
                                                                   --------------------
                                                                      1996        1997
                                                                   ---------   ---------
            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $   4,923   $   9,269
   Accounts receivable, net of allowance for doubtful accounts        30,631      33,941
    of $1,160 and $2,064, respectively
   Inventories                                                        11,616      21,090
   Prepaid expenses and other                                          4,410      12,730
                                                                   ---------   ---------
          Total current assets                                        51,580      77,030

PROPERTY AND EQUIPMENT, net of depreciation and amortization          35,154      53,270

INTANGIBLE AND OTHER ASSETS, net of amortization of $10,185 and
 $13,438, respectively                                                63,821      74,932
                                                                   ---------   ---------
                                                                   $ 150,555   $ 205,232
                                                                   =========   =========
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                         $  15,622   $  --
     Current portion of long-term debt                                   945       1,593
     Accounts payable                                                 16,958      16,558
     Accrued liabilities                                               9,348      10,151
                                                                   ---------   ---------
          Total current liabilities                                   42,873      28,302

LONG-TERM DEBT                                                         2,125       1,755

SENIOR TERM NOTES                                                     44,122     115,000

SUBORDINATED DEBT TO RELATED PARTIES                                   2,400          --

DEFERRED RENT PAYABLE AND OTHER                                        5,427       4,595
                                                                   ---------   ---------
                                                                      96,947     149,652

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares
      authorized, 90,000 and 61,110 shares issued and                      1           1
      outstanding, respectively

     Common stock, $.001 par value, 20,000,000 shares
      authorized, 7,179,230 and 10,513,223 shares issued and               7          10
      outstanding, respectively

     Additional paid-in capital                                       68,823      69,998
     Warrants                                                          1,395       1,097
     Retained deficit                                                (16,618)    (15,526)
                                                                   ---------   ---------
          Total stockholders' equity                                  53,608      55,580
                                                                   ---------   ---------
                                                                   $ 150,555   $ 205,232
                                                                   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                       (In Thousands, Except Share Data)



                                                                 Year Ended December 31
                                                          -------------------------------------
                                                             1995         1996          1997
                                                          ----------   -----------  -----------
NET SALES                                                 $  163,947   $   207,014  $   287,010

COST OF GOODS SOLD                                           114,075       126,128      175,545
                                                          ----------   -----------  -----------
     Gross profit                                             49,872        80,886      111,465

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  53,691        70,333       89,973

UNUSUAL EXPENSES                                               3,185             -            -

RESTRUCTURING CHARGE                                           4,255             -            -
                                                          ----------   -----------  -----------
     Operating income (loss)                                 (11,259)       10,553       21,492

RELATED-PARTY INTEREST EXPENSE                                   406           354          199

OTHER INTEREST EXPENSE, net                                    7,629         8,577        9,758

OTHER INCOME                                                       -             -          253
                                                          ----------   -----------  -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)
 AND EXTRAORDINARY ITEM                                      (19,294)        1,622       11,788


INCOME TAX PROVISION (BENEFIT)                                (3,829)          309        2,344
                                                          ----------   -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      (15,465)        1,313        9,444

EXTRAORDINARY ITEM:
  Costs of early extinguishment of debt                            -             -       (7,769)
                                                          ----------   -----------  -----------
NET INCOME (LOSS)                                            (15,465)        1,313        1,675

PREFERRED STOCK DIVIDEND                                           -           561          583
                                                          ----------   -----------  -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS     $  (15,465)  $       752  $     1,092
                                                          ==========   ===========  ===========
INCOME (LOSS) PER COMMON SHARE:
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM:
   Basic                                                    ($  2.35)  $       .11  $      1.00
                                                          ==========   ===========  ===========
   Diluted                                                  ($  2.35)  $       .09  $       .51
                                                          ==========   ===========  ===========
   EXTRAORDINARY ITEM:
   Basic                                                          --            --  $      (.88)
                                                          ==========   ===========  ===========
   Diluted                                                        --            --  $      (.42)
                                                          ==========   ===========  ===========
   NET INCOME (LOSS):
   Basic                                                    ($  2.35)  $       .11  $       .12
                                                          ==========   ===========  ===========
   Diluted                                                  ($  2.35)  $       .09  $       .09
                                                          ==========   ===========  ===========
COMMON SHARES OUTSTANDING                                  6,587,698     6,694,298    8,878,638
                                                          ==========   ===========  ===========
COMMON AND POTENTIAL COMMON SHARES OUTSTANDING             6,587,698    15,064,913   18,469,676
                                                          ==========   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (In Thousands, Except Share Data)


                                          Preferred       Common
                                            Shares        Shares                           Additional
                                          Issued and    Issued and   Preferred   Common      Paid-In                Retained
                                         Outstanding   Outstanding     Stock      Stock      Capital    Warrants    Deficit
                                         -----------   -----------   ---------   ------    ----------   --------    --------

BALANCE, December 31, 1994                     -         6,553,541    $  -       $    7    $   57,757   $    908    $ (1,905)

Conversion of junior
 subordinated debendure                        -            41,666       -          -             500       -            -
Exercise of senior term note
 warrants                                      -            14,780        -         -             170       (170)        -
Exercise of stock options and
 other warrants                                -             9,817        -         -              55        (35)        -
Net loss                                       -              -           -         -            -          -        (15,465)
                                         -----------   -----------   ---------   ------    ----------   --------    --------
BALANCE, December 31, 1995                     -         6,619,804        -           7        58,482        703     (17,370)
Issuance of preferred stock,
 net of $178 in offering costs                90,000           --            1       -          8,822       -            -
Issuance of common stock and
 warrants in connection with
 refinancing                                   -           194,780        -          -            (56)       692         -
Issuance of common stock in
 connection with an acquisition                -           360,000        -          -          1,575        -           -
Preferred stock dividends ($7.50
 per share)                                    -              -           -          -           -           -          (561)
Exercise of stock options                      -             4,646        -          -           -           -           -
Net income                                     -              -           -          -           -           -         1,313
                                         -----------   -----------   ---------   ------    ----------   --------    --------
BALANCE, December 31, 1996                    90,000     7,179,230           1        7        68,823      1,395     (16,618)
 Issuance of common stock                      -            71,657        -          -            200        -           -
 Conversion of preferred stock
 and dividends into common
 stock                                       (28,890)    2,937,417        -           3           312         -          -

 Preferred stock dividends ($7.50
  per share)                                   -             -            -          -           -            -         (583)
 Effect of stock option and stock
  purchase plans                               -           111,348        -          -            283         -          -
 Issuance of warrants                          -             -            -          -           -            50         -
 Exercise of warrants                          -           213,571        -          -            380       (348)        -
 Net income                                    -             -            -          -           -            -        1,675
                                         -----------   -----------   ---------   ------    ----------   --------    --------
BALANCE, December 31, 1997                    61,110    10,513,223   $       1   $   10    $   69,998   $  1,097    $(15,526)
                                         ===========   ===========   =========   ======    ==========   ========    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                 Year Ended December 31
                                                            ----------------------------------
                                                               1995        1996        1997
                                                            --------   ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $(15,465)  $    1,313    $   1,675
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
    Depreciation and amortization                              7,068        7,624        8,220
    Restructuring charge                                       4,255            -            -
    Non-cash portion of extraordinary item                         -            -        3,745
    Deferred income taxes                                     (4,187)           -            -
    Other                                                       (379)         401           63
    Changes in operating assets and liabilities, net
     of acquisitions-
     (Increase) decrease in-
         Accounts receivable                                   1,476       (5,724)      (3,310)
         Inventories                                           5,398          (67)      (9,474)
         Prepaid expenses and other                              110         (973)      (8,320)
         Increase (decrease) in-
         Accounts payable                                      5,038       (2,974)        (400)
         Accrued liabilities                                   2,941       (3,891)         853
                                                            --------   ----------    ---------
      Net cash provided by (used in) operating activities      6,255       (4,291)      (6,948)
                                                            --------   ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (8,896)      (5,931)     (21,598)
   Proceeds from sale of equipment                                 -          800            -
   Investment in other noncurrent assets                        (773)      (1,197)      (2,754)
   Payments under noncompete agreements                         (250)        (400)        (231)
   Refund of deposits                                              -        2,573        1,136
   Investment in Mexico acquisition                                -            -         (595)
   Investment in Brazilian venture                                 -            -       (9,827)
                                                            --------   ----------    ---------
      Net cash used in investing activities                   (9,919)      (4,155)     (33,869)
                                                            --------   ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under senior term notes                              -            -      115,000
   Payments on senior term notes                                   -            -      (45,000)
   Borrowings under working capital facility                       -            -       10,000
   Payments on working capital facility                            -            -      (10,000)
   Borrowings under revolvers                                 47,553      157,677       79,296
   Payments on revolvers                                     (44,922)    (153,968)     (94,918)
   Borrowings under (payments on) other debt                   1,750         (625)      (5,022)
   Financing related costs                                         -         (773)      (4,708)
   Proceeds from issuance of common stock                          -            -          200
   Proceeds from issuance of preferred stock                       -        8,822            -
   Proceeds from exercise of stock options and warrants           20            -          315
                                                            --------   ----------    ---------
      Net cash provided by financing activities                4,401       11,133       45,163
                                                            --------   ----------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        737        2,687        4,346

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 1,499        2,236        4,923
                                                            --------   ----------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  2,236   $    4,923    $   9,269
                                                            ========   ==========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND SIGNIFICANT
    ACCOUNTING POLICIES:

Business

Drypers Corporation and its subsidiaries (the "Company") manufacture and market premium quality, value-oriented disposable baby diapers under the brand name Drypers(R) and other brand names internationally. The Company also manufactures and markets disposable training pants under the Drypers(R) brand name as well as lower priced, value-oriented branded disposable baby diapers, private label disposable baby diapers and training pants and premoistened wipes. The principal markets for its products are grocery stores, mass-merchants and private label customers throughout the United States, Puerto Rico, Argentina, Brazil and Mexico, and in certain other international markets, including Latin America and the Pacific Rim.

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

Concurrent with the operational reorganization discussed above, the Company undertook a plan to reorganize its financial structure. The Company's financial restructuring was completed on February 29, 1996, with the establishment of a new revolving credit facility with a borrowing base of up to $21,000,000 (see
Note 3) and the private issuance of convertible preferred stock (see Note 5). Availability under the new revolving credit facility and the proceeds from the preferred stock were used to repay the existing revolving credit facility, the previously deferred interest payment on the 12 1/2% Series B Senior Notes and transaction costs.

On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of 10 1/4% Senior Notes due 2007 (the "10 1/4% Senior Notes"). Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43,434,000 of the $45,000,000 in principal of the Company's outstanding 12 1/2% Series B Senior Notes due November 1, 2002 pursuant to a tender offer therefor, to repay the Company's working capital facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay the Company's term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash. Subsequent to December 31, 1997, the Company issued an additional $30,000,000 of 10 1/4% Senior Notes, the proceeds of which will be used to repay all outstanding amounts under the revolving credit facility and for general corporate purposes, including capital expenditures (See Note 10).

Management believes that future cash flow from operations, together with cash on hand, available borrowings under the revolving credit facility and the net proceeds of the additional $30.0 million of 10 1/4% Senior Notes described above will be adequate to meet the Company's anticipated cash requirements, including working capital, capital expenditures, debt service and limited acquisitions, for the foreseeable future.

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

Raw materials, notably wood pulp, are a major component of the total cost to produce disposable baby diapers and training pants. While the cost of pulp has declined significantly from the record-high levels experienced in October 1995, there can be no assurance that if pulp or other raw material prices rise again in the future the Company will be able to pass those increases to its customers or redesign its products to reduce usage; therefore, operating margins could be adversely affected.

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

Inventories

Inventories at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                 1996           1997
                                               -------         -------
Raw materials                                  $ 4,659         $ 6,948
Finished goods                                   6,957          14,142
                                               -------         -------
                                               $11,616         $21,090
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

                                                  Useful Lives
                                              ---------------------
       Machinery and equipment                   10 - 12 years
       Buildings                                   20 years
       Office equipment and furniture               5 years
       Automobiles                                  5 years
       Leasehold improvements                  Lesser of term of lease
                                                   or life of asset

Property and equipment at December 31, 1996 and 1997, consisted of the following (in thousands):


                                                1996             1997
                                              --------         ---------
Machinery and equipment                       $ 44,349         $  57,159
Land and buildings                                  --             7,181
Office equipment and furniture                   2,573             3,638
Automobiles                                        222               189
Leasehold improvements                           2,167             2,872
                                              --------         ---------
                                                49,311            71,039
Accumulated depreciation and amortization      (14,157)          (17,769)
                                              --------         ---------
                                              $ 35,154         $  53,270
                                              ========         =========

The Company has entered into a six year operating lease with a lease financing company for a diaper production line, which was delivered in the fourth quarter of 1997. Deposits of $1,136,000 related to this production line are included as a component of machinery and equipment as of December 31, 1996. The Company was reimbursed for these deposits during the later portion of 1997. In connection with production line lease agreements, the Company issued letters of credit totaling approximately $2,500,000. Subsequent to December 31, 1997, the lease financing company for one of the diaper production lines released the related letter of credit in the amount of $1,250,000. These operating lease commitments are included in the future minimum rental commitments presented in Note 7.

Intangible and Other Assets

As of December 31, 1996 and 1997, intangible and other assets, net of accumulated amortization, consisted of the following (in thousands):

                                                     1996           1997
                                                   -------        -------

Goodwill                                           $55,261        $66,907
Deferred financing costs                             3,153          4,502
License agreement                                    1,310          1,002
Noncompete agreements                                  147             --
Receivable from Chansommes do Brasil Ind. E          2,167             --
 Com. Ltda. (See Note 2)
Other                                                1,783          2,521
                                                   -------        -------
                                                   $63,821        $74,932
                                                   =======        =======

Goodwill is amortized over 20 years to 40 years using the straight-line method. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable.

Deferred financing costs are amortized over the lives of the related debt using the effective interest method. The license agreement is amortized over six years, the estimated life of the relevant patent, using the straight-line method. The noncompete agreement is amortized over the five-year life of the agreement using the straight-line method.

Accrued Liabilities

Accrued liabilities at December 31, 1996 and 1997, consisted of the following (in thousands):

                                                 1996          1997
                                               -------        -------

Selling and promotional                         $2,684        $ 3,546
Interest payable                                 1,428            681
License agreement payable                          400            400
Property and sales tax payable                   1,254          1,958
Other                                            3,582          3,566
                                               -------        -------
                                               $ 9,348        $10,151
                                               =======        =======

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of these instruments excluding debt are considered to be representative of their respective fair values. The fair value of the Company's debt instruments is discussed in Note 3.

Revenue Recognition

The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment.

Coupon Promotions

The Company follows the policy of recognizing promotion expense when products are shipped, based on the estimated redemption rate.

Advertising

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears.

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

Earnings Per Share

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS data and restatement of all prior periods presented. Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                               1995              1996              1997
                                               ----------       -----------      -----------
Basic Earnings Per Share:
------------------------
  Income (loss) before extraordinary
   item, less preferred stock dividend         $  (15,465)      $       752      $     8,861
  Extraordinary item                                   --                --           (7,769)
                                               ----------       -----------      -----------
  Net income (loss) attributable to            $  (15,465)      $       752      $     1,092
   common stockholders                         ==========       ===========      ===========

  Weighted average number common shares
   outstanding                                  6,587,698         6,694,298        8,878,638
                                               ==========       ===========      ===========
  Income (loss) before extraordinary item      $    (2.35)      $       .11      $      1.00
   Extraordinary item                                  --                --             (.88)
                                               ----------       -----------      -----------
   Net income (loss)                           $    (2.35)      $       .11      $       .12
                                               ==========       ===========      ===========
Diluted Earnings Per Share:
--------------------------
  Income (loss) before extraordinary item      $  (15,465)      $     1,313      $     9,444
  Extraordinary item                                   --                --           (7,769)
                                               ----------       -----------      -----------
   Net income (loss)                           $  (15,465)      $     1,313      $     1,675
                                               ==========       ===========      ===========
  Weighted average number common shares         6,587,698         6,694,298        8,878,638
   outstanding
  Dilutive effect - options and warrants               --           870,615        1,839,648
  Dilutive effect - preferred stock                    --         7,500,000        7,751,390
                                               ----------       -----------      -----------
                                                6,587,698        15,064,913       18,469,676
                                               ==========       ===========      ===========
  Income (loss) before extraordinary item      $    (2.35)      $       .09      $       .51
  Extraordinary item                                   --                --             (.42)
                                               ----------       -----------      -----------
  Net income (loss)                            $    (2.35)      $       .09      $       .09
                                               ==========       ===========      ===========

For the years ended December 31, 1995, 1996 and 1997, options and warrants excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 24,995, 85,978 and 168,185, respectively.


Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

Statements of Cash Flows

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows.

Income taxes paid for the years ended December 31, 1995, 1996 and 1997, were $325,000, -- and $2,022,000, respectively.

Interest paid on debt for the years ended December 31, 1995, 1996 and 1997, was $4,213,000, $10,646,000 and $11,221,000, respectively.

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

For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations and to date, have been immaterial. As of January 1, 1998, Brazil will no longer be treated as highly inflationary.

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements for the years ended December 31, 1995 and 1996, to conform with the presentation used in the December 31, 1997, consolidated financial statements.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company is required to adopt SFAS No. 130 in the first quarter of fiscal 1998. Reclassification of comparative financial statements provided for earlier periods will be required. The Company believes that the display of comprehensive income will not differ materially from the currently reported net income (loss) attributable to common stockholders.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.


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

Unaudited pro forma net sales, net loss, and net loss per common share for the year ended December 31, 1995, would have been approximately $172,736,000, $(16,910,000) and $(2.57), respectively, assuming the acquisition of Seler occurred on January 1, 1995, and assuming there were no other changes in the operations of Seler. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on January 1, 1995, or of future results of operations.

Mexico

Effective December 17, 1996, the Company acquired certain assets and assumed certain liabilities of Pannolini de Mexico, S.A. de C.V ("Pannolini") for $1,575,000 of the Company's common stock (360,000 shares issued on December 17, 1996 and 46,782 shares issued on February 3, 1997), $595,000 in cash and
$1,175,000 in the form of a note payable due in 1998.   The acquisition was
accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values (current assets $1,504,000, property and equipment of $2,679,000 and liabilities of $2,563,000). The consideration paid for Pannolini exceeded the estimated fair market value of the net tangible assets acquired by $1,725,000 and this excess was recorded as goodwill.

Brazil

In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4,000,000 of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2,167,000. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners of such shares elected to receive $4,000,000 in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair market value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest for $5,300,000 in cash. Total cash consideration paid in connection with the transactions, including transaction costs, was approximately $9,827,000. Additionally, the Company has a fair market value option to acquire Chansommes.

New Detergent Product

In October 1997, the Company acquired an option for $1,500,000, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. If the Company exercises this option, it will acquire NewLund for a total of $4.2 million. In connection with this transaction, the Company issued $200,000 of the Company's common stock (71,657 shares). The new product, which is in limited distribution under the brand name XClaim, allows a single, small sheet of nonwoven fabric coated with detergent, whitener, fabric softener and static guard to be used in both the washer and the dryer.


3.  DEBT:

Short-Term Borrowings

As of December 31, 1996, the Company had borrowings outstanding of $15,622,000 under revolving credit facilities, at a weighted average interest rate of 10.0%. As of December 31, 1997, there were no borrowings outstanding under revolving credit facilities.

On February 29, 1996, the Company entered into a three-year revolving credit facility with a borrowing base of up to $21,000,000. Availability under the new revolving credit facility and a portion of the proceeds from an offering of convertible preferred stock in February 1996 (See Note 5) were used to repay the previously existing credit facility, the previously deferred interest on the 12 1/2% Series B Senior Notes and transaction costs. Borrowings outstanding under the previous revolving credit facility bore interest at prime plus 3% from January 1, 1996 through February 29, 1996. Borrowings under the current revolving credit facility accrue interest at a rate of prime plus 1 3/4% per annum. Borrowing availability under this facility is a function of advance rates based on eligible accounts receivable, finished goods inventory and raw materials inventory. Borrowings are collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of December 31, 1996, approximately $14,700,000 was outstanding under this facility.

The revolving credit facility, as amended, requires the Company, among other things, to maintain consolidated working capital, as defined, which excludes borrowings under the revolving credit facility, of at least $23,000,000 during fiscal 1998 and of at least $25,000,000 during fiscal 1999 and thereafter, and adjusted net worth, as defined, of at least $50,500,000 from December 31, 1997, through December 30, 1998, and of at least $54,500,000 from December 31, 1998, and thereafter. The Company was in compliance with the terms of the revolving credit facility as of December 31, 1997.

Short-term borrowings for the international operations were not material as of December 31, 1996 and 1997.

Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                            DECEMBER 31
                                                      ----------------------
                                                         1996         1997
                                                      ----------   ---------
Term loan with a bank, interest at prime plus 2%,
 secured by a diaper production line................      $1,125   $      --
Note payable, due 2001, interest at 8.4%, partially
 secured by land and buildings......................          --       1,950
Various other notes payable.........................       1,945       1,398
                                                      ----------   ---------
                                                           3,070       3,348
  Less: current maturities                                  (945)     (1,593)
                                                      ----------   ---------
                                                          $2,125     $ 1,755
                                                      ==========   =========

In connection with the refinancing discussed above, the term loan with a bank was continued and the loan covenants were amended and are similar to those of the new revolving credit facility. The term loan was paid in full with the proceeds of the 10 1/4% Senior Notes discussed below.

On April 24, 1997, the Company entered into a note purchase agreement with a financial institution, whereby the Company obtained $10,000,000 in working capital financing. This financing was provided through the issuance of two $5,000,000 promissory notes (the "Working Capital Facility"), bearing interest at 12% per annum payable semiannually and each due on May 1, 1999. The Working Capital Facility was unsecured and could be prepaid by the Company, subject to a 3% premium if prepaid on or before January 2, 1998. In connection with the issuance of the Working Capital Facility, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to the financial institution. The Working Capital Facility was paid in full with the proceeds of the 10 1/4% Senior Notes discussed below. The prepayment premium was included in the extraordinary item related to the early extinguishment of debt discussed below.

Senior Term Notes

Long-term debt under senior term notes consisted of the following (in thousands):

                                                                                   DECEMBER 31
                                                                               --------------------
                                                                                 1996       1997
                                                                               ---------  ---------
10 1/4% Senior Notes, interest due semiannually on
 June 15 and December 15, principal due June 15, 2007..................        $      --  $ 115,000
12 1/2% Series B Senior Notes, interest due semiannually on May 1 and
   November 1, principal due November 1, 2002, net of unamortized debt
   discount of $878 and $--, respectively..............................           44,122         --
                                                                               ---------  ---------
                                                                               $ $44,122  $ 115,000
                                                                               =========  =========

In October 1996, the indenture governing the Company's 12 1/2% Series B Senior Notes was amended to allow, among other things, increased borrowing under the revolving credit facility and additional flexibility for certain business investments. The Company issued 169,780 shares of $.001 par value common stock to certain bondholders as consideration for their consent to these indenture modifications.

On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes. Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $45,000,000 in principal amount of the Company's outstanding 12 1/2% Series B Senior Notes due November 1, 2002 pursuant to a tender offer therefor, to repay the Working Capital Facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay the Company's term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash.

The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

The indenture governing the 10 1/4% Senior Notes contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets. The indenture also contains provisions for acceleration of payment of principal upon a change of control, as defined.

The fair value of the Company's 10 1/4% Series B Senior Notes was estimated using discounted cash flow analysis based on the Company's current incremental interest rate for similar financial instruments, and was estimated at $113,445,000 as of December 31, 1997.

Long-Term Subordinated Debt

Long-term subordinated debt to stockholders or warrant holders consisted of the following (in thousands):


                                                            DECEMBER 31
                                                       ---------------------
                                                         1996        1997
                                                       ---------  ----------
Junior subordinated notes, bearing interest at 12%     $   2,400  $       --
                                                       =========  ==========

The junior subordinated notes were paid in full with the proceeds of the 10 1/4% Senior Notes discussed above.

The carrying amount of all debt outstanding as of December 31, 1997, other than the 10 1/4% Series B Senior Notes, approximates fair value, based on the Company's current incremental interest rate for similar types of financial instruments.


4.  INCOME TAXES:

Income (loss) before income tax provision (benefit) and extraordinary item and income tax provision (benefit) for the years ended December 31, 1995, 1996 and 1997 are composed of the following (in thousands):


                                                           1995         1996       1997
                                                         --------      -------    -------
Income (loss) before income tax provision
 (benefit) and extraordinary item-
  United States                                          $(19,393)     $ 1,287    $ 3,481
  Non-United States                                            99          335      8,307
                                                         --------      -------    -------
                                                         $(19,294)     $ 1,622    $11,788
                                                         ========      =======    =======
Income tax provision (benefit)-
 Current-
  United States                                          $    358      $   198    $    55
  Non-United States                                             -          111      2,289
                                                         --------      -------    -------
                                                         $    358      $   309    $ 2,344
                                                         ========      =======    =======
 Deferred-
  United States                                            (4,187)     $     -    $     -
  Non-United States                                             -            -          -
                                                         --------      -------    -------
                                                           (4,187)           -          -
                                                         ========      =======    =======
                                                         $ (3,829)     $   309    $ 2,344
                                                         ========      =======    =======

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax asset (liability) at December 31, 1996 and 1997 are as follows (in thousands):

                                                                            1996       1997
                                                                          --------    -------
                  Deferred tax assets-
                   Accruals and reserves                                  $  1,469    $ 1,319
                   Net operating loss and credit carryforwards               5,550      7,272
                   Tax deferral of book write-down of machinery and          1,194      1,194
                    equipment
                   Other                                                       994        253
                                                                          --------    -------
                                                                             9,207     10,038
                   Less- Valuation allowance                                (1,898)    (3,089)
                                                                          --------    -------
                                                                             7,309      6,949
                                                                          --------    -------
                  Deferred tax liabilities-
                   Excess of tax over book depreciation                     (6,101)    (5,632)
                   Other                                                    (1,208)    (1,317)
                                                                          --------    -------
                                                                            (7,309)    (6,949)
                                                                          --------    -------
                  Net deferred tax asset (liability)                      $      -    $     -
                                                                          ========    =======

The consolidated provision (benefit) for income taxes differs from the provision (benefit) computed at the statutory United States federal income tax rate for the following reasons:

                                                              1995      1996       1997
                                                              ----      ----       ----
      United States statutory rate                             (34)%      34%        34%
      Non-United States income, taxed at less than
       United States statutory rate                              -        (9)       (18)
      Increase (decrease) in valuation allowance                12       (61)        25
      Nondeductible expenses, primarily goodwill                 3        39         17
      State income taxes                                        (1)       16          -
                                                              ----      ----       ----
                                                               (20)%      19%        58%
                                                              ====      =====      ====

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $18,900,000 which are available to offset future taxable income. The loss carryforwards will expire in the years 2008 through 2012 if not utilized. The Company also has alternative minimum tax credits of approximately $457,000 which are available indefinitely.

5.  CAPITAL STOCK, STOCK OPTION
    PLANS AND WARRANTS:

Preferred Stock

In 1996, the Company issued 90,000 shares of the Company's Series A Senior Convertible Cumulative 7.5% Preferred Stock ("7.5% Preferred Stock") for $9,000,000. The 7.5% Preferred Stock is convertible at the discretion of the holders, at a rate of 100 shares of common stock per share of 7.5% Preferred Stock, into 9,000,000 shares of the Company's common stock. Dividends accrue at the rate of $7.50 per share, per year, and are payable only upon the conversion or redemption of the 7.5% Preferred Stock or on December 1, 2003. The preferred shares have a liquidation preference of $100 per share. Holders of the 7.5% Preferred Stock have 100 votes per share.

During 1997, 28,890 shares of the Company's 7.5% Preferred Stock together with accrued dividends were converted into 2,937,417 shares of common stock. On March 2, 1998, the remaining holders of the Company's 7.5% Preferred Stock elected to exchange their preferred stock and related accrued dividends for 6,279,768 of the Company's common stock.

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

Stock Option Plans

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for all awards granted after December 31, 1994. The Company has various plans which provide for the granting of nonqualified stock options or incentive stock options to purchase shares of the Company's common stock to officers and executives responsible for the direction and management of the Company. Generally, under the plans, options may be granted at not less than the fair market value on the date of grant. Options under the nonqualified plans generally become exercisable immediately or in ratable installments over a five-year period from date of grant and may be exercised up to a maximum of 10 years from date of grant. Options under the incentive stock option plan and the non-employee director stock option plan generally become exercisable after three years in 33 1/3% increments per year and expire 10 years from date of grant. Shares available for future options pursuant to the various stock option plans as of December 31, 1995, 1996 and 1997, were 370,006, 151,624 and 767,916, respectively.

Stock option transactions under the plans during 1995, 1996 and 1997 were as follows:


                                                              1995                    1996                   1997
                                                       --------------------   ---------------------   -------------------
                                                                    Weighted                Weighted             Weighted
                                                                     Average                 Average             Average
                                                                    Exercise                Exercise             Exercise
                                                       Options        Price    Options        Price   Options     Price
                                                       --------     -------   ---------     -------   ---------  --------
Nonqualified stock option plans-
   Options outstanding at January 1                     460,656      $ 8.13     486,656       $7.71   1,890,010     $2.97
   Granted                                               41,000        3.79   1,864,876        3.01      15,000      6.00
   Canceled                                             (15,000)       9.88    (456,876)       8.21           -         -
   Exercised                                                  -           -      (4,646)        .04     (85,265)     2.41
                                                       --------      ------   ---------       -----   ---------    ------
   Options outstanding at December 31                   486,656      $ 7.71   1,890,010       $2.97   1,819,745     $3.03
                                                       ========      ======   =========       =====   =========    ======
   Options exercisable at December 31                   305,906      $ 4.52   1,758,259       $2.96   1,719,744     $2.99
                                                       ========      ======   =========       =====   =========    ======
   Options exercise price range at December 31       $.04-$8.38              $.04-$3.50             $0.04-$6.00

Incentive stock option  plans-
   Options outstanding at January 1                     281,375      $10.14     399,000       $7.55     690,125     $3.01
   Granted                                              165,600        3.88     736,000        3.01     396,500      5.42
   Canceled                                             (42,975)      10.80    (444,875)       7.12     (19,417)     3.91
   Exercised                                             (5,000)       4.00           -           -     (26,083)     3.00
                                                       --------      ------   ---------       -----   ---------    ------
   Options outstanding at December 31                   399,000      $ 7.55     690,125       $3.01   1,041,125     $3.91
                                                       ========      ======   =========       =====   =========    ======
   Options exercisable at December 31                    37,060      $ 9.11     149,349       $3.00     358,050     $3.02
                                                       ========      ======   =========       =====   =========    ======
   Options exercise price range at December 31     $3.88-$12.50             $3.00-$3.50             $3.00-$6.50

Non-Employee Director stock option plan -
   Options outstanding at January 1                           -           -           -           -      55,000     $4.21
   Granted                                                    -           -      55,000       $4.21      30,000      6.25
   Canceled                                                   -           -           -           -           -         -
   Exercised                                                  -           -           -           -           -         -
                                                       --------      ------   ---------       -----   ---------    ------
   Options outstanding at December 31                         -           -      55,000       $4.21      85,000     $4.84
                                                       ========      ======   =========       =====   =========    ======
   Options exercisable at December 31                         -           -       4,000       $5.88      22,336     $4.51
                                                       ========      ======   =========       =====   =========    ======
   Options exercise price at December 31                                    $3.75-$5.88             $3.75-$6.25

Effective February 1996, the board of directors approved a plan for all options whereby the exercise price was revised to reflect the current market price of $3.00. The options granted under the 1991 non-qualified stock option plan at an exercise price of $.04 per share and the non-employee director stock options were not included in the repricing. All repriced options were canceled and reissued accordingly.

As allowed by SFAS No. 123 the Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued with exercise prices greater than or equal to the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been the following pro forma amounts (in thousands, except share data):

                                                                                1995             1996            1997
                                                                              ----------      ---------        --------
Net income (loss)                                   As reported               $(15,465)        $ 1,313          $1,675
                                                    Pro forma                 $(15,580)        $(1,243)         $  670
Basic earnings (loss) per share                     As reported               $  (2.35)        $   .11          $  .12
                                                    Pro forma                 $  (2.36)        $  (.27)         $  .01
Diluted earnings (loss) per share                   As reported               $  (2.35)        $  (.09)         $  .09
                                                    Pro forma                 $  (2.36)        $  (.27)         $  .04

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The total compensation cost recognized in reported income for the years ended December 31, 1995, 1996 and 1997, was $--, $679,000 and $42,000, respectively.

The weighted average fair value of options granted in 1995 was $1.70 per share. The weighted average fair value of options granted in 1996 for which the exercise price equaled the market price of the stock on the grant date and for which the exercise price was less than the market price of the stock on the grant date was $1.26 and $1.69 per share, respectively. The weighted average fair value of options granted in 1997 was $4.00 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1995, 1996 and 1997, respectively: risk-free interest rates of 6.34%, 6.03% and 6.61%; expected lives of five years; expected volatility of 36.05%, 36.05% and 88.49%; and no expected dividend yield in all years.

                                                           Weighted                  Weighted
                                 Weighted                   Average                   Average
                                  Average      Number      Price of     Number of    Price of
                                Contractual  of Options   Outstanding  Exercisable  Exercisable
Exercise Price Ranges              Life      Outstanding    Options      Options      Options
------------------------------  -----------  -----------  -----------  -----------  -----------
Nonqualified stock option
 plans-
       $.04                     3.6 years          7,994        $ .04        7,994        $ .04
       $3.00 - $3.50            8.3 years      1,796,751        $3.01    1,711,750        $3.00
       $6.00                    9.4 years         15,000        $6.00            -            -

Incentive stock option plans-
       $3.00 - $4.50            8.4 years        649,625        $3.01      354,717        $3.00
       $4.50 - $6.00            9.2 years        362,000        $5.32        3,333        $5.00
       $6.00 - $6.50            9.9 years         30,500        $6.50            -            -

Non-Employee Director stock
 option plan-
       $3.75 - $5.63            8.4 years         43,000        $3.75       14,336        $3.75
       $5.63 - $6.25            8.4 years         42,000        $6.14        8,000        $5.88

Warrants

The Company has issued warrants under several separate agreements which expire by 2002. As of December 31, 1997, a total of 676,890 shares of common stock has been reserved for issuance upon the exercise of common stock warrants. Each warrant allows the holder to purchase one share of common stock and none are callable by the Company. The warrants are recorded at their estimated fair values at the date of issuance. The warrants were issued in connection with acquisition and financing transactions. The number of warrants outstanding, warrant holders, exercise prices and call prices are presented below.



             Number of Shares
             Issuable Under
               Warrants
             Outstanding at                                                                        Exercise
             December 31,                                                                            Price
                1997                            Warrant Holders                                    Per Share
          ----------------------          ------------------------------------------               ---------
               256,842                    Management                                                   $2.41
                35,918                    Senior noteholders                                             .02
               199,822                    Nonmanagement common stockholders                             2.41
                84,308                    Employees, vendors and other affiliates                       2.41
               100,000                    Financial institution                                         4.50
               -------
               676,890
               =======

Certain of the warrant agreements contain a provision which allows for an adjustment to the number of shares of common stock that can be purchased and the exercise price per share upon the occurrence of certain events, as defined, to preserve without dilution the rights of the warrant holders. The Company issued 258,247 additional warrants during 1996 pursuant to the antidilution provisions of these agreements. In addition, the Company issued 250,000 warrants and 25,000 shares of common stock to an outside investment advisory firm for services rendered in connection with the Company's refinancing in February 1996. The outside investment advisory firm exercised the 250,000 warrants in December, 1997. In 1997, the Company issued 100,000 warrants to a financial institution for services rendered in connection with providing the Working Capital Facility.

6.  EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

The Company has adopted a 401(k) savings plan which covers substantially all employees. The Company contributed $171,000, $174,000 and $236,000 to the plan during the years ended December 31, 1995, 1996 and 1997, respectively.

Profit Sharing Plan

In 1996, the Company established a profit sharing plan that supplements the Company's existing 401(k) savings plan and covers all employees who are eligible
to participate in the 401(k) savings plan.   The plan provides for employer
discretionary contributions into the employee's 401(k) account, earned only if the Company meets specific performance targets. The employer discretionary contribution may not exceed 50% of consolidated net income, and may be subject to adjustment by the board of directors. The plan provides for 50% of the value of any contributions to be paid in the form of cash and the remaining 50% in the form of common stock of the Company. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be earned. The Company recorded expense of $345,000 and $113,000 for the years ended December 31, 1996 and 1997, respectively, in connection with the profit sharing plan.

Employee Stock Purchase Plan

Effective January 1, 1997, the Company established an employee stock purchase plan whereby eligible employees of the Company employed in the continental United States may purchase shares of the Company's common stock at a 15% discount. As of December 31, 1997, 1,500,000 shares of the Company's common stock, par value $.001 per share, have been registered for purchase under this plan. During 1997, 19,592 shares were purchased on the open market for employees at an average price of $5.79 per share.


7.  COMMITMENTS AND CONTINGENCIES:

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

There can be no assurance that the Company will not be held to be infringing on existing patents in the future; any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company.

The Company is involved in certain other lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Employment Agreements

The Company has entered into employment agreements with three executive officers that extend through February 25, 2000, one officer that extends through March 14, 1999, and another with a key employee which extends through December 31, 1999. As of December 31, 1997, the Company's remaining aggregate commitment under the agreements is approximately $2,107,000.

Operating Leases

The Company is obligated under various long-term leases for its building/production facilities, machinery and equipment, which expire at various dates through 2007. Rental expense aggregated $1,771,000, $1,418,000 and $3,216,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The leases provide for minimum annual rentals plus, in certain instances, payment for property and use taxes, insurance and maintenance.

Future minimum rental commitments under noncancelable operating leases, excluding amounts accrued in the accompanying financial statements, are as follows (in thousands):

          Year ending December 31-

            1998                                                    $ 4,137
            1999                                                      4,012
            2000                                                      3,772
            2001                                                      3,625
            2002                                                      3,603
            Thereafter                                                5,145
                                                                    -------
                Total minimum lease payments required               $24,294
                                                                    =======

The table above includes future minimum rental commitments for a diaper production line under a lease entered into in December 1997.

8.  SIGNIFICANT CUSTOMERS/GEOGRAPHIC DATA:

For each of the three years ended December 31, 1995, 1996 and 1997, the Company had no individual customers whose purchases exceeded 10% of net sales. For each of the three years ended December 31, 1995, 1996 and 1997, the percentage of the Company's net sales which were to customers in foreign countries totaled 19.2%, 24.2% and 41.2%, respectively.

The following table presents geographic data for the years ended December 31, 1995, 1996 and 1997 (in thousands). The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico. Substantially all of the Company's export sales originating from the United States are secured by letters of credit.

                                                               1995           1996        1997
                                                            ---------       --------    --------
        United States
              Net sales                                      $154,546       $179,244     $191,331
              Operating income (loss)                         (11,211)         9,854       14,605
              Identifiable assets                             118,970        117,821      133,512
        Latin America
              Net sales                                      $  9,401       $ 27,770     $ 95,679
              Operating income (loss)                             (48)           699        6,887
              Identifiable assets                              18,450         32,734       71,720


9.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited summarized data by quarter for 1996 and 1997 is as follows (in thousands, except per share data):

                                                     First         Second          Third         Fourth
                                                    Quarter        Quarter        Quarter        Quarter         Total
                                                  ----------      ---------      ---------      ---------       -------
1996-
  Net sales                                       $45,042         $52,821          $55,066      $54,085        $207,014
  Gross profit                                     16,229          21,520           21,874       21,263          80,886
  Net income (loss)                                (2,915)            348            1,956        1,924           1,313
  Basic earnings per share/(a)/                   $  (.45)        $   .03          $   .27      $   .26        $    .11
  Diluted earnings per share/(a)/                 $  (.45)        $   .02          $   .12      $   .11        $    .09

1997-
  Net sales                                       $60,161         $72,551          $80,086      $74,212        $287,010
  Gross profit                                     23,405          27,568           31,701       28,791         111,465
  Income before extraordinary item                  1,973           2,183            2,750        2,538           9,444
  Net income (loss)                                 1,973          (5,586)/(b)/      2,750        2,538           1,675
  Basic earnings per share before
   extraordinary item/(a)/                        $   .23         $   .26/(c)/     $   .27      $   .24        $   1.00/(c)/
  Diluted earnings per share before
  extraordinary item/(a)/                         $   .11         $   .12/(c)/     $   .15      $   .14        $    .51/(c)/

-----------------------

/(a)/ The Company adopted SFAS No. 128, "Earnings Per Share", as of December 31,
      1997. Accordingly, earnings per share data for all prior periods presented has been restated.

/(b)/ Includes a noncash extraordinary expense of $3,745,000 for the write-off of capitalized debt issuance costs and a cash extraordinary expense of $4,024,000 for prepayment and other fees in connection with the early extinguishment of debt.

/(c)/ Second quarter and year-to-date 1997 basic earnings per share were ($.73) and $.12, respectively, after the extraordinary item related to the extinguishment of debt. Diluted earnings per share for the same periods were ($.30) and $.09, respectively.

10. SUBSEQUENT EVENTS:

Issuance of $30,000,000 of 10 1/4% Senior Notes due 2007

On March 17, 1998, the Company closed its private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes will be issued under the same indenture as the $115,000,000 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes will be used to repay all outstanding indebtedness under the revolving credit facility and for general corporate purposes, including capital expenditures.


Conversion of Preferred Shares

On March 2, 1998, the remaining holders of the Company's 7.5% Preferred Stock elected to exchange their preferred stock and related accrued dividends for 6,279,768 of the Company's common stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of
Drypers Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, included in this Form 10-K and have issued our report thereon dated March 18, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial statement Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Houston, Texas
March 18, 1998

                                                                     SCHEDULE II



                      DRYPERS CORPORATION AND SUBSIDIARIES


                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                                              Additions
                                                  Balance at  Charged to                                  Balance
                                                  Beginning    Cost and                                  at End of
        Classification                            of Period    Expense     Deductions/(1)/   Other/(2)/   Period
        --------------                            ----------  ----------   -------------     --------    ---------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
     Year Ended December 31, 1995                     $  238      $  490       $  (395)       $607          $  940
     Year Ended December 31, 1996                     $  940      $1,240       $(1,020)         --          $1,160
     Year Ended December 31, 1997                     $1,160      $1,532       $  (628)         --          $2,064

______________________
/(1)/ Write-offs of uncollectible accounts.
/(2)/ Consolidation of Seler, S.A.'s allowance for doubtful accounts as of July
      31, 1995.

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


CROSS REFERENCE





        Form 10-K Item Number and Caption              Caption in Definitive Proxy Statement
        ---------------------------------              -------------------------------------
        Item 10.  Directors and Executive             Proposal One:  Election of Directors, Executive
                  Officers of the Registrant          Officers and Compensation--Executive Officers
                                                      and--Compliance with Section 16(a) of the
                                                      Securities and Exchange Act of 1934

        Item 11.  Executive Compensation              Executive Officers and Compensation--
                  Executive Compensation

        Item 12.  Security Ownership of               Security Ownership of Certain Beneficial
                  Certain Beneficial Owners           Owners and Management
                  and Management

        Item 13.  Certain Relationships and           Certain Relationships and Related
                  Related Transactions                Transactions

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits, Financial Statements and Financial Statement Schedules.

(1) and (2) Financial Statements and Financial Statement Schedules.

Consolidated Financial Statements and the related Schedule II of the Company are included in Item 8 (Financial Statements and Supplementary Data). All other schedules have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

(3) Exhibits.

Drypers undertakes to furnish any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing such exhibit.


   Exhibit
   Number                         Description of Exhibit
   -------                        ----------------------

     **3.1 Restated Certificate of Incorporation of Drypers Corporation, as amended (Filed as Exhibit 3.1 to current report on Form 8-K dated March 1, 1996).

     **3.2 Bylaws of Drypers Corporation, as amended, dated January 21, 1994 (Filed as Exhibit 3.2 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

     **4.1 Form of Common Stock Certificate (Filed as Exhibit 4.2 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).

     **4.2  -    Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.3 to purchase an aggregate of 14,680 shares of Common Stock (Filed as Exhibit 4.3 to Form S-1 filed
                 January 26, 1994, Registration Statement No. 33-74436).

     **4.3  -    Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.4 to purchase an aggregate of 24,088 shares of Common Stock (Filed as Exhibit 4.4 to Form S-1 filed
                 January 26, 1994, Registration Statement No. 33-74436).

     **4.4  -    Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.5 to purchase an aggregate of 23,971 shares of Common Stock (Filed as Exhibit 4.5 to Form S-1 filed
                 January 26, 1994, Registration Statement No. 33-74436).

     **4.5  -    Form of Common Stock Purchase Warrant entitling the persons listed on Schedule 4.6 to purchase an aggregate of 346,183 shares of Common Stock (Filed as Exhibit 4.6 to Form S-1 filed
                 January 26, 1994, Registration Statement No. 33-74436).

     **4.6  -    Forms of Warrants (Filed as Exhibit 4.37 to Form S-1 Filed
                 October 8, 1993, Registration Statement No. 33-70098).

    **+4.7  -    Form of Nonqualified Stock Option Agreement, as amended,
                 entitling the persons listed on Schedule 4.9 to purchase an aggregate of 125,000 shares of Common Stock (Filed as Exhibit
                 4.9 to Amendment No. 1 to Form S-1 filed February 17, 1994,
                 Registration Statement No. 33-74436).

    **+4.8  -    Form of Nonqualified Stock Option Agreement, as amended,
                 entitling the persons listed on Schedule 4.10 to purchase an aggregate of 93,750 shares of Common Stock (Filed as Exhibit
                 4.10 to Amendment No. 1 to Form S-1 filed February 17, 1994,
                 Registration Statement No. 33-74436).

    **+4.9  -    Form of Nonqualified Stock Option Agreement dated April 9,
                 1993, entitling the persons listed on Schedule 4.11 to purchase an aggregate of 71,875 shares of Common Stock (Filed as Exhibit
                 4.11 to Form S-1 filed January 26, 1994, Registration Statement
                 No. 33-74436).

   **+4.10  -    Form of Nonqualified Stock Option Agreement dated October 1,
                 1992, entitling the persons listed on Schedule 4.13 to purchase an aggregate of 45,000 shares of Common Stock (Filed as Exhibit
                 4.13 to Form S-1 filed January 26, 1994, Registration Statement
                 No. 33-74436).

   **+4.11  -    Form of Nonqualified Stock Option Agreement dated December 31,
                 1993, entitling the persons listed on Schedule 4.16 to purchase an aggregate of 31,250 shares of Common Stock (Filed as Exhibit
                 4.16 to Form S-1 filed January 26, 1994, Registration Statement
                 No. 33-74436).

    **4.12  -    Form of Investment and Stock Registration Agreement dated
                 November 10, 1992, by and among the Company and the persons listed on Schedule 4.34 attached thereto (Filed as Exhibit 4.34 to Form S-4 filed November 20, 1992, Registration Statement No.
                 33-54810).

    **4.13  -    Rights Agreement dated January 20, 1995 by and between Drypers
                 Corporation and ChaseMellon Shareholder Services, L.L.C. (Filed as Exhibit 4.20 to Form 10-K filed March 31, 1997, Commission
                 File No. 0-23422).

    **4.14  -    Rights Agreement Amendment dated as of February 26, 1996, by and between Drypers Corporation and ChaseMellon Shareholder
                 Services, L.L.C. (Filed as Exhibit 4.20 to Form 10-K filed
                 March 31, 1997, Commission File No. 0-23422).

    **4.15  -    Indenture dated as of June 15, 1997, between Drypers
                 Corporation and Bankers Trust Company, as Trustee (Filed as
                 Exhibit 4.1 to Form 10-Q filed August 12, 1997, Commission File
                 No. 0-23422).

     *4.16  -    First Supplemental Indenture dated as of March 6, 1998, between
                 Drypers Corporation and Bankers Trust Company, as Trustee.

   **+10.1  -    Form of Indemnity Agreement dated August 2, 1991, by and
                 between the Company and the persons listed on Schedule 10.1
                 (Filed as Exhibit 10.1 to Form S-1 filed January 26, 1994,
                 Registration Statement No. 33-74436).

   **+10.2  -    Indemnity Agreement dated November 10, 1992, between the
                 Company and Randy C. Schaaf (Filed as Exhibit 10.28 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).

    **10.3  -    Employment Agreement dated as of October 24, 1994, by and
                 between the Company and David M. Pitassi (Filed as Exhibit 10.6 to Amendment No. 6 to Form S-1 filed January 23, 1995,
                 Registration Statement No. 33-70098).

    **10.4  -    Noncompetition Agreement dated June 11, 1991, by and between
                 VMG Enterprises, Inc. and Dan A. Badders (Filed as Exhibit
                 10.23 to Form S-4 filed November 20, 1992, Registration
                 Statement No. 33-54810).

    **10.5  -    Warehouse Lease dated September 25, 1985, as amended by
                 Addendum No. 1 dated September 25, 1985, as amended by Addendum
                 No. 2 dated April 3, 1986, as amended by Addendum No. 3 dated
                 October 14, 1988, as amended by Addendum No. 4 dated September
                 30, 1991, by and between Hillman Properties Northwest and VMG
                 Enterprises, Inc. (Filed as Exhibit 10.13 to Form S-4 filed
                 November 20, 1992, Registration Statement No. 33-54810).

    **10.6  -    Lease Agreement dated October 24, 1988, as amended by the First
                 Lease Amendment dated November 13, 1989, as amended by the Second Lease Amendment dated August 2, 1990, as amended by the
                 Third Lease Amendment dated February 4, 1991, as amended by the
                 Fourth Lease Amendment dated November 18, 1991, as amended by the Fifth Lease Amendment dated September 1, 1992, as amended by the Sixth Lease Amendment dated November 1, 1997 by and between Willis Day Properties, Inc. and UltraCare Products,
                 Inc. (Filed as Exhibit 10.24 to Form S-4 filed November 20,
                 1992, Registration Statement No. 33-54810).

    **10.7  -    Lease Agreement dated September 1, 1992, by and between Willis
                 Day Properties, Inc. and UltraCare Products, Inc. (Filed as
                 Exhibit 10.25 to Form S-4 filed November 20, 1992, Registration
                 Statement No. 33-54810).

    **10.8  -    Lease Contract dated July 6, 1992, between Puerto Rico
                 Industrial Development Company and Hygienic Products
                 International, Inc. (Filed as Exhibit 10.26 to Form S-4 filed
                 November 20, 1992, Registration Statement No. 33-54810).

    **10.9  -    Lease Contract dated July 1, 1994 between Houston-West Loop,
                 Limited and Drypers Corporation. (Filed as Exhibit 10.14 to
                 Form 10-K filed March 29, 1995, Commission File No. 0-23422)

   **10.10  -    VRG Holding Corporation 1992 Incentive Stock Option Plan, as
                 amended (Filed as Exhibit 10.14 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).

  **+10.11  -    VRG Holding Corporation 1991 Nonqualified Stock Option Plan
                 (Filed as Exhibit 10.15 to Form S-4 filed November 20, 1992,
                 Registration Statement No. 33-54810).

   **10.12  -    Drypers 401(k) Plan (Filed as Exhibit 10.25 to Amendment No. 1
                 to Form S-1 filed February 17, 1994, Registration Statement No.
                 33-74436).

   **10.13  -    Memorandum of Preferred Stock Purchase Agreement dated July 31,
                 1994, by and among Drypers Corporation, Seler S.A., Ricardo
                 Marcelo Albamonte and Alfred Garcia Bernal (Filed as Exhibit
                 10.1 to Form 10-Q filed August 15, 1994, Commission File No.
                 0-23422).

   **10.14  -    Drypers Corporation 1995 Key Employee Stock Option Plan (Filed
                 as Exhibit 10.1 to Form 10-Q filed August 4, 1995, Commission
                 File No. 0-23422).

   **10.15  -    Drypers Corporation 1994 Non-Employee Director Option Plan
                 (Filed as Exhibit 10.2 to Form 10-Q filed August 4, 1995,
                 Commission File No. 0-23422).

   **10.16  -    Form of Drypers Corporation 1995 Key Employee Stock Option Plan
                 Nonqualified Stock Option Agreement (Filed as Exhibit 10.3 to
                 Form 10-Q filed August 4, 1995, Commission File No. 0-23422).

   **10.17  -    Form of Drypers Corporation 1995 Key Employee Stock Option Plan
                 Incentive Stock Option Agreement (Filed as Exhibit 10.4 to Form
                 10-Q filed August 4, 1995, Commission File No. 0-23422).

  **+10.18  -    Employment Agreement dated February 25, 1997, by and between
                 Drypers Corporation and Walter V. Klemp. (Filed as Exhibit
                 10-24 to Form 10-K filed March 31, 1997, Commission File No.
                 0-23422).

  **+10.19  -    Employment Agreement dated February 25, 1997, by and between
                 Drypers Corporation and Raymond M. Chambers. (Filed as Exhibit
                 10-25 to Form 10-K filed March 31, 1997, Commission File No.
                 0-23422).

  **+10.20  -    Employment Agreement dated February 25, 1997, by and between
                 Drypers Corporation and Terry A. Tognietti. (Filed as Exhibit
                 10-26 to Form 10-K filed March 31, 1997, Commission File No.
                 0-23422).

  **+10.21  -    Employment Agreement dated March 14, 1996, by and between
                 Drypers Corporation and Joe D. Tanner. (Filed as Exhibit 10-27 to Form 10-K filed March 31, 1997, Commission File No.
                 0-23422).

  **+10.22  -    Employment Agreement dated July 19, 1996, by and between
                 Drypers Corporation and David M. Olsen. (Filed as Exhibit 10-28 to Form 10-K filed March 31, 1997, Commission File No.
                 0-23422).

  **+10.23  -    Drypers Corporation Amended and Restated 1995 Key Employee
                 Stock Option Plan. (Filed as Exhibit 10.28 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement
                 No. 333-34071).

  **+10.24  -    Drypers Corporation 1996 Non-Employee Director Stock Option
                 Plan. (Filed as Exhibit 10.29 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No.
                 333-34071).

  **+10.25  -    First Amendment to Drypers Corporation Amended and Restated
                 1995 Key Employee Stock Option Plan. (Filed as Exhibit 10.30 to
                 Amendment No. 1 to Form S-4 filed September 15, 1997,
                 Registration Statement No. 333-34071).

     *21.1  -    Subsidiaries of Drypers Corporation.

     *23.1  -    Consent of Independent Public Accountants.

     *27.1  -    Financial Data Schedule

     *27.2  -    Restated Financial Data Schedule

     *27.3  -    Restated Financial Data Schedule

---------------
*   Filed herewith.
**  Incorporated by reference to the filing indicated.
+   Management contract or compensatory plan or arrangement filed pursuant to
    Item 14 of Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1998.


                               Drypers Corporation


                               By           /s/  Walter V. Klemp
                                 ---------------------------------------
                                            Walter V. Klemp
                                      Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on the 18th day of March, 1998.


                         SIGNATURE                                             TITLE
                         ---------                                             -----
            /s/   Walter V. Klemp                           Co-Chief Executive Officer, Chairman of
          ------------------------------                    the Board and Director
                   Walter V. Klemp                          (Principal Executive Officer)


            /s/      Jonathan P. Foster                     Chief Financial Officer
          ------------------------------                    (Principal Financial and Accounting Officer)
                   Jonathan P. Foster

            /s/      Terry A. Tognietti                     Co-Chief Executive Officer, President - Drypers
          ------------------------------                    North America and Director
                   Terry A. Tognietti

            /s/     Raymond M. Chambers                     Co-Chief Executive Officer, President - Drypers
          ------------------------------                    International and Director
                   Raymond M. Chambers

            /s/        Nolan Lehmann                        Director
          ------------------------------
                       Nolan Lehmann