Form 10-Q
period 1998-03-31
DRYPERS CORP
filed 1998-05-13
CIK 894232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the Transition Period From            to
                        Commission file number 0-23422

                            ----------------------

                              DRYPERS CORPORATION
            (Exact name of Registrant as specified in its charter)

           Delaware                                    76-0344044
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


   5300 Memorial, Suite 900
        Houston, Texas                                    77007
(Address of principal executive offices)               (Zip Code)


    Registrant's telephone number, including the area code:  (713) 869-8693

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   [X]  Yes                     [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                (Class)                       (Outstanding at April 24, 1998)
                 -----                         -----------------------------
      Common Stock, $.001 Par Value                     16,818,923

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

     Consolidated Balance Sheets -- December 31, 1997 and March 31, 1998.

     Consolidated Statements of Earnings for the Three Months Ended March 31, 1997 and 1998.

     Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1998.

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1998.

     Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           DECEMBER 31,     MARCH 31,
                                       ASSETS                                                   1997          1998
                                       ------                                                ---------    -------------
                                                                                                           (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents...................................................        $  9,269       $ 22,379
         Accounts receivable, net of allowance for doubtful accounts of $2,064 and
              $2,127, respectively...................................................          33,941         41,269
         Inventories.................................................................          21,090         22,933
         Prepaid expenses and other..................................................          12,730         18,153
                                                                                             --------       --------
                Total current assets.................................................          77,030        104,734
PROPERTY AND EQUIPMENT, net of depreciation and amortization of  $17,769
     and $18,762, respectively.......................................................          53,270         58,890
INTANGIBLE AND OTHER ASSETS, net of amortization of $13,438 and
     $14,251, respectively...........................................................          74,932         76,089
                                                                                             --------       --------
                                                                                             $205,232       $239,713
                                                                                             ========       ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
         Current portion of long-term debt...........................................        $  1,593       $  2,377
         Accounts payable............................................................          16,558         18,646
         Accrued liabilities.........................................................          10,151         15,148
                                                                                             --------       --------
                Total current liabilities............................................          28,302         36,171
LONG-TERM DEBT.......................................................................           1,755          3,240
SENIOR TERM NOTES....................................................................         115,000        146,078
OTHER LONG-TERM LIABILITIES..........................................................           4,595          3,307
                                                                                             --------       --------
                                                                                              149,652        188,796
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 5,000,000 shares authorized, 61,110 and
              -0- shares issued and outstanding, respectively........................               1             --
         Common stock, $.001 par value, 20,000,000 shares authorized, 10,513,223 and
              16,818,923 shares issued and outstanding, respectively.................              10             17
         Additional paid-in capital..................................................          69,998         71,091
         Warrants....................................................................           1,097          1,084
         Retained deficit............................................................         (15,526)       (21,275)
                                                                                             --------       --------
                Total stockholders' equity...........................................          55,580         50,917
                                                                                             --------       --------
                                                                                             $205,232       $239,713
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                   --------------------------------------------
                                                                                         1997                       1998
                                                                                   -----------------         -------------------
                                                                                                   (UNAUDITED)
NET SALES..................................................................             $    60,161                 $    78,592
COST OF GOODS SOLD.........................................................                  36,756                      47,249
                                                                                        -----------                 -----------
              Gross profit.................................................                  23,405                      31,343
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES...............................................................                  18,961                      32,477
                                                                                        -----------                 -----------
              Operating income (loss)......................................                   4,444                      (1,134)
RELATED-PARTY INTEREST EXPENSE.............................................                      88                          --
OTHER INTEREST EXPENSE, net................................................                   2,110                       3,450
OTHER INCOME (EXPENSE).....................................................                    (123)                         56
                                                                                        -----------                 -----------
INCOME (LOSS) BEFORE INCOME
    TAX PROVISION..........................................................                   2,123                      (4,528)
INCOME TAX PROVISION.......................................................                     150                       1,141
                                                                                        -----------                 -----------
NET INCOME (LOSS)..........................................................                   1,973                      (5,669)
PREFERRED STOCK DIVIDEND...................................................                     168                          80
                                                                                        -----------                 -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS...........................................................             $     1,805                 $    (5,749)
                                                                                        ===========                 ===========
INCOME (LOSS) PER COMMON SHARE:
            Basic..........................................................                    $.23                       $(.46)
                                                                                        ===========                 ===========
            Diluted........................................................                    $.11                       $(.46)
                                                                                        ===========                 ===========
                                                                                          7,837,778                  12,540,053
COMMON SHARES  OUTSTANDING.................................................             ===========                 ===========

COMMON AND POTENTIAL COMMON SHARES OUTSTANDING.............................
                                                                                         17,924,752                  12,540,053
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                      PREFERRED     COMMON
                                       SHARES       SHARES                              ADDITIONAL
                                     ISSUED AND   ISSUED AND    PREFERRED     COMMON      PAID-IN                  RETAINED
                                     OUTSTANDING  OUTSTANDING     STOCK       STOCK       CAPITAL    WARRANTS       DEFICIT
                                    ------------  -----------   ---------    ---------  ----------   --------     -----------
BALANCE, December 31, 1997....           61,110   10,513,223         $ 1         $10       $69,998      $1,097      $(15,526)
  Conversion of preferred
   stock and dividends into
   common stock (unaudited)...          (61,110)   6,292,364          (1)          7         1,058          --            --
  Preferred stock dividends
     ($ 1.24 per share)
     (unaudited)..............               --           --          --          --            --          --           (80)
 Effect of stock option and
  stock purchase plans
  (unaudited).................               --        5,000          --          --            22          --            --
  Exercise of warrants
     (unaudited)..............               --        8,336          --          --            13         (13)           --
  Net loss (unaudited)........               --           --          --          --            --          --        (5,669)
                                        -------   ----------       -----       -----       -------      ------      --------
BALANCE, March 31, 1998
 (unaudited)..................               --   16,818,923       $  --         $17       $71,091      $1,084      $(21,275)
                                        =======   ==========       =====       =====       =======      ======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                   --------------------------
                                                                                     1997            1998
                                                                                   ---------      -----------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................    $  1,973      $ (5,669)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities--
      Depreciation and amortization.............................................       2,041         2,080
      Other.....................................................................         (43)         (303)
      Changes in operating assets and liabilities --
          (Increase) decrease in--
              Accounts receivable...............................................      (4,544)       (7,328)
              Inventories.......................................................      (2,520)       (2,473)
              Prepaid expenses and other........................................      (1,051)       (4,190)
          Increase in--
              Accounts payable..................................................       6,179         2,088
              Accrued and other liabilities.....................................       1,691         4,997
                                                                                    --------      --------
                    Net cash provided by (used in) operating activities.........       3,726       (10,798)
                                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment......................................      (3,440)       (7,222)
        Investment in other noncurrent assets...................................        (374)         (590)
        Payments under noncompete agreement.....................................        ( 63)           --
                                                                                    --------      --------
                    Net cash used in investing activities.......................      (3,877)       (7,812)
                                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under senior term notes......................................          --        31,087
        Borrowings under revolvers..............................................      40,756        35,100
        Payments on revolvers...................................................     (41,943)      (35,100)
        Borrowings under (payments on) other debt...............................        (125)        2,269
        Financing related costs.................................................          --        (1,658)
        Proceeds from exercise of stock options.................................         222            22
                                                                                    --------      --------
                    Net cash provided by (used in) financing activities.........      (1,090)       31,720
                                                                                    --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................      (1,241)       13,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       4,923         9,269
                                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $  3,682      $ 22,379
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1997 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1998.

  The unaudited consolidated financial information as of and for the three-month periods ended March 31, 1997 and 1998, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

  In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the American Institute of Certified Public
Accountants.   SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 for the fiscal year ending December 31, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

  Cash interest paid for the three months ended March 31, 1997 and 1998 was $464,000 and $234,000, respectively. Cash taxes paid for the three months ended March 31, 1997 and 1998 were $70,000 and $842,000, respectively.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. EARNINGS PER SHARE

  As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") data and restatement of all prior periods presented. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):


                                                                     Three Months Ended
                                                                          March 31
                                                                 ----------------------------
                                                                     1997           1998
                                                                 ------------    -----------
                                                                          (unaudited)
Basic Earnings Per Share:
------------------------
 Net income (loss) attributable to common stockholders            $     1,805    $    (5,749)
                                                                  ===========    ===========
 Weighted average number of common shares outstanding.              7,837,778     12,540,053
                                                                  ===========    ===========
 Basic EPS............................................            $       .23    $      (.46)
                                                                  ===========    ===========

Diluted Earnings Per Share:
--------------------------
 Net income (loss)....................................            $     1,973    $    (5,749)
                                                                  ===========    ===========
 Weighted average number of common shares outstanding.              7,837,778     12,540,053
 Dilutive effect--options and warrants................              1,086,974             --
 Dilutive effect--preferred stock.....................              9,000,000             --
                                                                  -----------   ------------
                                                                   17,924,752     12,540,053
                                                                  ===========    ===========
 Diluted EPS..........................................            $       .11    $      (.46)
                                                                  ===========    ===========

     For the three months ended March 31, 1997 and 1998, common shares from the exercise or conversion of options, warrants and convertible preferred stock excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 75,617, and 6,012,955, respectively.

3.  INVENTORIES

 Inventories consisted of the following (in thousands):

                                                                    December 31           March 31
                                                                       1997                  1998
                                                                    -----------         ------------
                                                                                         (unaudited)
Raw Materials........................................                   $ 6,948            $ 6,692
Finished Goods.......................................                    14,142             16,241
                                                                        -------            -------
                                                                        $21,090            $22,933
                                                                        =======            =======

     Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

4.  DEBT

Short-Term Borrowings

  As of December 31, 1997 and March 31, 1998, the Company had no borrowings outstanding under revolving credit facilities.

  The Company's former revolving credit facility was a three-year facility with a borrowing base of up to $21,000,000. Borrowings under the Company's former revolving credit facility accrued interest at a rate of prime plus 1 3/4% per annum. Borrowings were collateralized by accounts receivable, inventory, trademarks and trade names, stock of certain subsidiaries and other intangibles. As of March 31, 1998, no borrowings were outstanding under this facility. The Company was in compliance with the terms of the revolving credit facility as of March 31, 1998. (See Note 7 for a description of the Company's new revolving credit facility).

Long-Term Debt

 Long-term debt consisted of the following (in thousands):

                                                                           December 31       March 31
                                                                              1997             1998
                                                                          ------------      -----------
                                                                                            (unaudited)
Note payable, due 2001, interest at 8.4%, partially secured by
 land and buildings.............................................             $ 1,950          $ 1,853
Various other notes payable.....................................               1,398            3,764
                                                                             -------          -------
                                                                               3,348            5,617
 Less: current maturities.......................................              (1,593)          (2,377)
                                                                             -------          -------
                                                                             $ 1,755          $ 3,240
                                                                             =======          =======

Senior Term Notes

 Long-term debt under senior term notes consisted of the following (in thousands):

                                                                          December 31        March 31
                                                                             1997              1998
                                                                        ---------------   --------------
                                                                                           (unaudited)
10 1/4% Senior Notes, interest due semiannually on June 15 and
  December 15, principal due June 15, 2007, including unamortized
  bond premium of $-- and $1,078, respectively.......................       $115,000        $146,078
                                                                            ========        ========

  On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes. Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43,400,000 of the $45,000,000 in principal amount of the Company's outstanding 12 1/2% Series B Senior Notes due November 1, 2002 pursuant to a tender offer therefor, to repay a $10,000,000 working capital facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay a term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash. On December 10, 1997, the Company redeemed the remaining $1,600,000 of 12 1/2% Senior Notes pursuant to an optional redemption provision.

  The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

     On March 17, 1998, the Company closed its private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes were used to repay all outstanding indebtedness under the revolving credit facility and the remaining proceeds will be used for general corporate purposes, including capital expenditures.

  The Company plans to file an exchange offer registration statement by May 15, 1998 with the Securities and Exchange Commission for the purpose of registering and issuing in exchange for all of the New Senior Notes a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

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

5.   EQUITY

  On March 2, 1998, the remaining holders of the Company's 7.5% Preferred Stock elected to exchange their preferred stock and related accrued dividends for 6,279,768 shares of the Company's common stock.

6.  COMMITMENTS AND CONTINGENCIES

  The Company is currently negotiating a lease financing arrangement for an additional training pant line. Furthermore, the Company has committed to purchase four additional diaper lines to be delivered in 1998.

  The Company is involved in certain lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

7.   SUBSEQUENT EVENTS

New Revolving Credit Facility

  On April 1, 1998, the Company entered into a three-year $50,000,000 new credit facility with BankBoston, N.A. to replace the Company's former revolving credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility will bear interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The new credit facility is secured by substantially all of the Company's assets. At March 31, 1998, the Company's borrowing base would have permitted the Company to borrow up to $42.4 million.

Acquisition of Brazilian Manufacturer

  On April 6, 1998, the Company exercised its fair value option to acquire the remaining equity interest in the parent company of Chansommes do Brasil Ind. e Com. Ltda. ("Chansommes"), the Brazilian manufacturer of its diapers. The acquisition will be accounted for as a purchase, and the purchase price of approximately $5,200,000 will be allocated to the acquired assets and liabilities assumed based on their estimated fair values. This transaction is subject to approval by the Brazilian government. The transaction gives the Company a 100% ownership interest in the Brazilian manufacturing facility of its diapers. Following this transaction, the Company's total investment in Brazil is approximately $15,000,000.


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

     Among the factors that have a direct bearing on the Company's results of operations and financial condition are leverage and debt service, competitive industry, price changes by competitors, dependence on key products and acceptance of product innovations, costs of certain raw materials, international operations, currency fluctuations, currency devaluations, currency restrictions, intellectual property risks, technological changes, covenant limitations and other factors discussed herein.

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

  In October 1997, the Company acquired an option, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. If the Company exercises this option, it will acquire NewLund for a total of $4.2 million. The new product allows a single, small sheet of nonwoven fabric coated with detergent, whitener, fabric softener and static guard to be used in both the washer and the dryer. This product is currently in limited distribution under the brand name Xclaim in the southeastern United States. The Company believes that the specialty nature of this product gives it an opportunity to develop a profitable niche within the $4 billion consumer laundry detergent business. The Company has redesigned the packaging for the product and has an agreement to purchase the product from a third party who is responsible for manufacturing Xclaim and for further research and development and capital expenditures related thereto. The Company plans to expand the distribution of Xclaim in 1998 and believes that this product will further leverage the existing Drypers' sales and marketing organization.

  The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months ended March 31, 1997 and 1998.

                                                           Three Months Ended
                                                                March 31
                                           --------------------------------------------------
                                                    1997                       1998
                                           -----------------------   ------------------------
                                                         (dollars in millions)
Domestic................................       $45.6         75.8%       $51.0          64.9%
International...........................        14.6         24.2         27.6          35.1
                                               -----        -----        -----         -----
  Total net sales.......................       $60.2        100.0%       $78.6         100.0%
                                               =====        =====        =====         =====

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


RESULTS OF OPERATIONS

  The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months ended March 31, 1997 and 1998.

                                                                         Three Months Ended
                                                                              March 31
                                                                     ---------------------------
                                                                         1997            1998
                                                                     ----------       ----------
Net sales.....................................................           100.0%           100.0%
Cost of goods sold............................................            61.1             60.1
                                                                         -----            -----
Gross profit..................................................            38.9             39.9
Selling, general and administrative expenses..................            31.5             41.3
                                                                         -----            -----
Operating income (loss).......................................             7.4             (1.4)
Interest expense, net.........................................             3.7              4.4
Other income (expense)........................................            (0.2)             0.1
                                                                         -----            -----
Income (loss) before income tax provision.....................             3.5             (5.7)
Income tax provision..........................................             0.2              1.5
                                                                         -----            -----
Net income (loss).............................................             3.3%            (7.2)%
                                                                         =====            =====

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997.

Net Sales

  Net sales increased 30.6% to $78.6 million for the three months ended March 31, 1998 from $60.2 million for the three months ended March 31, 1997. Domestic sales increased 11.8% to $51.0 million for the three months ended March 31, 1998 from $45.6 million for the three months ended March 31, 1997. This increase was primarily the result of the June 1997 introduction of Drypers with Aloe Vera and the launch of the licensing arrangement for the Sesame Street characters, in addition to the national media campaign in the United States for the Company's premium brand diapers, and increased distribution in the training pant and private label categories. The Company believes that the national media campaign and the introduction of the new product contributed to an increased share in existing retail accounts and expanded penetration into new accounts in the United States. The increase in U.S. sales between periods was mitigated by a decline in export sales resulting from pricing pressures in Asia due to recent currency declines. Net sales in the international sector grew to $27.6 million for the three months ended March 31, 1998 from $14.6 million in the prior comparable period. This substantial increase primarily reflected the continued growth in sales volume for the Company's operations in Argentina and Mexico and the growth of business from the Company's operations in Brazil, which began in March 1997.

Cost of Goods Sold

  Cost of goods sold decreased slightly as a percentage of net sales to 60.1% for the three months ended March 31, 1998 compared to 61.1% for the three months ended March 31, 1997. This decrease reflected an increase in price per pad for the North American business and the benefits of higher volumes over the Company's fixed cost base, offset by growth in international sales, which have generally lower gross profit margins (and correspondingly lower selling and promotional costs).

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased as a percentage of net sales to 41.3% for the three months ended March 31, 1998 compared to 31.5% for the three months ended March 31, 1997. The increase reflected the costs associated with the Company's national television advertising campaign in the United States, which began in February 1998, offset by increases in international sales, which have lower selling and promotional costs, and a slight increase in promotional costs in Mexico due to price competition from The Procter & Gamble Company occurring late in the quarter.

Operating Income (Loss)

  As a result of the above factors, the Company's operating income decreased $5.5 million to an operating loss of $1.1 million for the three months ended March 31, 1998 from operating income of $4.4 million for the three months ended March 31, 1997.

Interest Expense, net

  Interest expense, net increased to $3.5 million for the three months ended March 31, 1998 as compared to $2.2 million for the three months ended March 31, 1997. The increase was primarily due to the June 1997 issuance of $115.0 million of 10 1/4% Senior Notes due 2007 and amortization of additional deferred loan costs related to this transaction.

Income Taxes

  The Company recorded a provision of $1.1 million related to foreign taxes for the three months ended March 31, 1998, compared to a provision of $150,000 in 1997. The increase is related to the increase in international earnings during 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements include, but are not limited to, the payment of principal and interest on its debt; the funding of working capital needs, primarily inventory, accounts receivable and advertising and promotional expenses; the funding of capital investments in machinery, equipment and computer systems; and the funding of acquisitions. Historically, the Company has financed its debt service, working capital, capital expenditure and acquisition requirements through a combination of internally generated cash flow, borrowings under the Company's revolving credit facility and other sources and proceeds from private and public offerings of debt and equity securities.

  The Company's operations provided $3.7 million of cash during the three months ended March 31, 1997 and used $10.8 million of cash during the three months ended March 31, 1998. The use of cash during the three months ended March 31, 1998 primarily reflected the national television media campaign in the United States, the buildup of inventory to support the increase in sales volume, expenditures related to the Xclaim product and international capital expenditures. The Company's operations used $6.9 million of cash during the year ended December 31, 1997, reflecting the cash portion of the extraordinary item and increases in working capital primarily for the growth in the Mexico and Brazil operations, the latter including advances to the Company's contract manufacturer for future inventory purchases.

  The Company's capital expenditures were $7.2 million for the three months ended March 31, 1998 and $3.4 million for the three months ended March 31, 1997. The significant increase between periods in capital expenditures related primarily to international production capacity increases. The Company's capital expenditures were $21.6 million for the year ended December 31, 1997 reflecting machine enhancements incurred in connection with the launch of Drypers with Aloe Vera and production capacity increases. The Company financed its capital expenditures in 1997 and the first quarter of 1998 through borrowings under its former revolving credit facility and from the proceeds of the $115.0 million and $30.0 million offerings of 10 1/4% Senior Notes in June 1997 and March 1998, respectively.

  The Company incurred cost increases of approximately $8 million in the first quarter of 1998 and expects to incur approximately $2 million in the second quarter of 1998. The majority of these increases represent the cost of the Company's new advertising campaign (in connection with which there will be no near-term corresponding reduction of promotional expenses), while the remainder relates to the costs associated with the new laundry detergent business and the expansion of capacity in several Latin American markets.

  The Company's estimated cash requirements during 1998, excluding the aforementioned cost increases, are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $20.0 million for the entire fiscal year. The planned capital expenditures in 1998 are primarily related to the expansion of international capacity and modifications to existing domestic equipment to enable the Company to make future product enhancements.

  The Company operates in an industry in which patents relating to products, processes, apparatus and materials are more numerous than in many other fields. The Company takes careful steps to design, produce and sell its baby diapers and other products so as to avoid infringing any valid patents of its competitors. There can be no assurance that the Company will not be held to be infringing existing patents in the future. Any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company. In addition, as the Company continues to introduce new products and product innovations, the Company may incur expenses related to additional license agreements and/or additional patent infringement insurance coverage.

  The Company's working capital was $68.6 million as of March 31, 1998 compared to $48.7 million as of December 31, 1997. The Company's current assets increased from $77.0 million as of December 31, 1997 to $104.7 million as of March 31, 1998 and current liabilities increased from $28.3 million as of December 31, 1997 to $36.2 million as of March 31, 1998. Total debt increased from $118.3 million at December 31, 1997 to $151.7 million as of March 31, 1998.

  On June 24, 1997, the Company closed its private issuance of $115.0 million aggregate principal amount of 10 1/4% Senior Notes. Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43.4 million of the $45.0 million in principal amount of the Company's outstanding 12 1/2% Senior Notes pursuant to a tender offer therefore, to repay a $10.0 million working capital facility, to repay borrowings outstanding under the Company's former revolving credit facility, to repay a term loan with a bank, to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash. On December 10, 1997, the Company redeemed the remaining $1.6 million of 12 1/2% Senior Notes pursuant to an optional redemption provision.

  The Company's former revolving credit facility provides for up to $21.0 million of borrowings. Borrowings under the Company's revolving credit facility bore interest at a rate of prime plus 1 3/4% per annum and were to mature in February 1999. No borrowings were outstanding under the revolving credit facility as of March 31, 1998.

  On April 1, 1998, the Company entered into a new three-year $50.0 million credit facility to replace the old revolving credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility will bear interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The new credit facility is secured by substantially all of the Company's assets. At March 31, 1998, the Company's borrowing base would have permitted the Company to borrow up to $42.4 million.

     On March 17, 1998, the Company closed its private issuance of an additional $30.0 million of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds from the offering of the New Senior Notes were $30.4 million, $5.0 million of which was used to repay all outstanding indebtedness under the Company's former revolving credit facility and the remaining proceeds will be used for general corporate purposes, including capital expenditures.

  In February 1997, the Company began a series of transactions in which it established a 51% owned subsidiary in Brazil to market its products, acquired the rights to the Puppet brand name and entered into a supply arrangement with a Brazilian manufacturer. The Company initially paid 1.0 million shares of common stock and canceled an outstanding $2.2 million receivable from such manufacturer as consideration for the transactions. The sellers of the Puppet brand name exercised an option to receive $4.0 million in cash in lieu of the 1.0 million shares, and such cash was paid to the sellers in May 1997. During the second quarter of 1997, the Company also exercised a portion of its fair value option to purchase 44% of the remaining 49% interest in its Brazilian subsidiary for $5.3 million in cash. On April 6, 1998, the Company exercised its fair value option to acquire the remaining equity interest in the parent company of Chansommes. The acquisition will be accounted for as a purchase, and the purchase price of approximately $5.2 million will be allocated to the acquired assets and liabilities assumed based on their estimated fair values. This transaction is subject to approval by the Brazilian government. The transaction gives the Company a 100% ownership interest in the Brazilian manufacturing facility of its diapers. Following this transaction, the Company's total investment in Brazil is approximately $15.0 million.

     In October 1997, the Company acquired an option for $1.5 million, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. The exercise price for the option to acquire NewLund is $2.7 million.

     Management believes that future cash flow from operations, together with cash on hand, available borrowings under the new credit facility and the net proceeds of the New Senior Notes described above will be adequate to meet the Company's anticipated cash requirements, including working capital, capital expenditures, debt service and acquisitions, for the foreseeable future.


INFLATION

     Inflationary conditions in the United States have been moderate and have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, inflation has not had a material impact on the results of operations of the Company's operations located in that region because the Company has generally been able to pass on cost increases to its customers.

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

      In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the American Institute of Certified
Public Accountants.   SOP 98-5 requires that all nongovernmental entities
expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 for the fiscal year ending December 31, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

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

     PRICE CHANGES BY COMPETITORS. The disposable diaper industry is characterized by substantial price competition, which is effected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger competitors initiates such pricing changes. The Company may respond to these pricing changes with changes to its own prices, product counts or promotional programs. The process of fully implementing such changes may require a number of months and the Company's operating results may be adversely affected. For example, a price per package and product count reduction by Procter & Gamble in the first quarter of 1995 led to a subsequent repositioning of the Company's Drypers brand, which adversely affected the Company's results of operations during that period. Additionally, during the third quarter of 1997, price competition by Procter & Gamble adversely impacted the Company's operations in Puerto Rico. There can be no assurance that future price or product changes by the Company's larger competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position. In addition, there can be no assurance that the major producers of private label diapers will not price or position their products in such a manner as to have a material adverse effect on the Company.

     DEPENDENCE ON KEY PRODUCTS AND ACCEPTANCE OF PRODUCT INNOVATIONS. The Company's Drypers brand premium brand diapers and training pants accounted for 61.3%, 62.0% and 52.3% of the Company's net sales for 1995, 1996 and 1997, respectively. The Company has made substantial investments in manufacturing equipment and processes for these products. In addition, the Company from time to time has introduced product innovations that are incorporated into all of the Company's premium products. The Company is substantially dependent on the continued success of sales of these products and customer acceptance of its product innovations. A number of factors could materially reduce sales by the Company of its products, or the profitability of such sales, including actions by its competitors, shifts in consumer preferences or the lack of acceptance of the Company's product innovations. There can be no assurance that in the future such factors will not have a material adverse effect on the Company.

     COSTS OF CERTAIN RAW MATERIALS. Raw materials, especially pulp, superabsorbent polymers and polypropylene nonwoven fabric, are significant components of the Company's products and packaging. An industry-wide shortage or a significant increase in the price of any of these components could adversely affect the Company's ability to maintain its profit margins in the event price competition does not permit the Company to increase its prices.

     INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS, DEVALUATIONS AND RESTRICTIONS. The Company currently has operations in Argentina, Mexico, Brazil, Singapore, Malaysia and Colombia and expects its international operations to become a larger contributor to sales and profitability in the future. The success of the Company's sales to, operations in and expansion into international markets depends on numerous factors, many of which are beyond the Company's control. Such factors include economic conditions in the foreign countries in which the Company operates and to which it sells its products. In addition, international operations and expansion may increase the Company's exposure to certain common risks in the conduct of business outside the United States, including currency exchange rate fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards, political risks and risks of increases in duties, taxes and governmental royalties. Moreover, the level of the Company's exports are impacted by the relative strength or weakness of the U.S. dollar. Other than the United States, each country in which the Company operates has experienced political and economic instability in recent years. Moreover, as recent events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic crises elsewhere in the region. The economies of Latin America are characterized by extensive government intervention in the economy; inflation and, in some cases, hyperinflation; currency devaluations, fluctuations, controls and shortages and troubled and insolvent financial institutions. Any of the foregoing could have a material adverse effect on the Company.

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

     TECHNOLOGICAL CHANGES. The disposable diaper industry is subject to frequent technological innovations, with the Company's larger branded competitors having been the leaders in product design and development historically. The large research and development departments of these companies have developed most of the important product enhancements in the disposable baby diaper industry in the past several years. The Company believes that by working closely with its suppliers, distributors and other industry participants it has been able to introduce product enhancements comparable to those introduced by its competitors when needed to maintain the Company's competitive position, although there can be no assurance that the Company will be able, or will have adequate resources, to do so in the future. To the extent the Company is not able or does not have adequate resources to introduce comparable products on a timely basis, its financial position and results of operations could be materially adversely effected.

     COVENANT LIMITATIONS. The Company's debt and operating lease agreements contain numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional debt, to create liens or other encumbrances, to pay dividends and make other investments and restricted payments, to sell or otherwise dispose of assets and to merge or consolidate with other entities. The new credit facility also requires the Company to meet certain financial ratios and tests. A failure to comply with the obligations contained in such debt agreements could result in an event of default thereunder, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions.

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

 (a) Exhibits - Reference is made to the Exhibit Index on Page 19 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

 (b) Reports on Form 8-K - A report on Form 8-K was filed with the Commission on January 20, 1998 in which the Company announced the launch of a national media campaign for its premium U.S. diapers. Additionally, a report on Form 8-K was filed with the Commission on March 26, 1998, in which the Company announced the completion of its private sale of $30.0 million principal amount of 10 1/4% Senior Notes due 2007.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DRYPERS CORPORATION

 Date: May 13, 1998                         By: /s/ JONATHAN P. FOSTER
       ------------                             --------------------------
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION
                         ------------------------------


10.1 Credit Agreement dated as of April 1, 1998 by and among Drypers Corporation and the Banks which are parties thereto and BankBoston, N.A., as Agent.

27   Financial Data Schedule