Form 10-Q
period 1998-06-30
DRYPERS CORP
filed 1998-08-14
CIK 894232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the Transition Period From    to

                         Commission file number 0-23422

                             --------------------

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

                            [X] Yes          [_] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                (Class)                       (Outstanding at July 31, 1998)
                 -----                         ----------------------------
      Common Stock, $.001 Par Value                       17,200,342

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

     Consolidated Balance Sheets -- December 31, 1997 and June 30, 1998.

     Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 1997 and 1998.

     Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1998.

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1998.

     Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           December 31,         June 30,
                                       ASSETS                                                  1997               1998
                                       ------                                              ------------         --------
                                                                                                               (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents...................................................         $  9,269           $ 14,229
         Accounts receivable, net of allowance for doubtful accounts of $2,064 and
              $2,280, respectively...................................................           33,941             45,724
         Inventories.................................................................           21,090             23,235
         Prepaid expenses and other..................................................           12,730             15,405
                                                                                              --------           --------
                Total current assets.................................................           77,030             98,593
PROPERTY AND EQUIPMENT, net of depreciation and amortization of  $17,769
     and $20,917, respectively.......................................................           53,270             72,892
INTANGIBLE AND OTHER ASSETS, net of amortization of $13,438 and
   $15,128, respectively...........................................................             74,932             85,618
                                                                                              --------           --------
                                                                                              $205,232           $257,103
                                                                                              ========           ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
         Short-term borrowings.......................................................         $     --           $  8,093
         Current portion of long-term debt...........................................            1,593              2,883
         Accounts payable............................................................           16,558             23,280
         Accrued liabilities.........................................................           10,151             12,552
                                                                                              --------           --------
                Total current liabilities............................................           28,302             46,808
LONG-TERM DEBT.......................................................................            1,755              3,240
SENIOR TERM NOTES....................................................................          115,000            146,051
OTHER LONG-TERM LIABILITIES..........................................................            4,595              8,614
                                                                                              --------           --------
                                                                                               149,652            204,713
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 5,000,000 shares authorized, 61,110 and
              -0- shares issued and outstanding, respectively........................                1                 --
         Common stock, $.001 par value, 30,000,000 shares authorized, 10,513,223 and
          17,200,342 shares issued and outstanding, respectively.....................               10                 17
         Additional paid-in capital..................................................           69,998             72,302
         Warrants....................................................................            1,097                180
         Retained deficit............................................................          (15,526)           (20,176)
         Foreign currency translation adjustments....................................               --                 67
                                                                                              --------           --------
                Total stockholders' equity...........................................           55,580             52,390
                                                                                              --------           --------
                                                                                              $205,232           $257,103
                                                                                              ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30                             June 30
                                                                 -----------------------------      -------------------------------
                                                                     1997             1998              1997               1998
                                                                 ------------      -----------      -------------      ------------
                                                                                            (unaudited)
NET SALES..................................................      $    72,551       $    80,805      $    132,712       $   159,397
COST OF GOODS SOLD.........................................           44,983            47,667            81,739            94,916
                                                                 -----------       -----------      ------------       -----------
                 Gross profit..............................           27,568            33,138            50,973            64,481
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES...............................................           22,972            27,399            41,933            59,876
                                                                 -----------       -----------      ------------       -----------
                Operating income...........................            4,596             5,739             9,040             4,605
RELATED-PARTY INTEREST EXPENSE.............................               82                --               170                --
OTHER INTEREST EXPENSE, net................................            1,930             4,453             4,040             7,903
OTHER INCOME...............................................              165               219                42               275
                                                                 -----------       -----------      ------------       -----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION                              2,749             1,505             4,872            (3,023)
INCOME TAX PROVISION.......................................              566               406               716             1,547
                                                                 -----------       -----------      ------------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................            2,183             1,099             4,156            (4,570)
EXTRAORDINARY ITEM, costs of early extinguishment
    of debt................................................           (7,769)               --            (7,769)               --
                                                                 -----------       -----------      ------------       -----------
NET INCOME (LOSS)..........................................           (5,586)            1,099            (3,613)           (4,570)
PREFERRED STOCK DIVIDEND...................................              168                --               336                80
                                                                 -----------       -----------      ------------       -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    STOCKHOLDERS...........................................      $    (5,754)      $     1,099      $     (3,949)      $    (4,650)
                                                                 ===========       ===========      ============       ===========
INCOME (LOSS) PER COMMON SHARE:
INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM:
                Basic......................................      $       .26       $       .07      $        .49       $      (.32)
                                                                 ===========       ===========      ============       ===========
                Diluted....................................      $       .12       $       .06      $        .23       $      (.32)
                                                                 ===========       ===========      ============       ===========
    EXTRAORDINARY ITEM:
                Basic......................................      $      (.99)      $        --      $       (.99)      $        --
                                                                 ===========       ===========      ============       ===========
                Diluted....................................      $       .42       $        --      $       (.43)      $        --
                                                                 ===========       ===========      ============       ===========
    NET INCOME (LOSS):
                Basic......................................      $      (.73)      $       .07      $       (.50)      $      (.32)
                                                                 ===========       ===========      ============       ===========
                Diluted....................................      $      (.30)      $       .06      $       (.20)      $      (.32)
                                                                 ===========       ===========      ============       ===========
COMMON SHARES OUTSTANDING..................................        7,875,910        16,868,179         7,856,844        14,704,116
                                                                 ===========       ===========      ============       ===========
COMMON AND POTENTIAL COMMON SHARES
   OUTSTANDING.............................................       18,482,412        18,793,958        18,242,149        14,704,116
                                                                 ===========       ===========      ============       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                  PREFERRED                                                                               FOREIGN
                                    SHARES     COMMON SHARES                       ADDITIONAL                             CURRENCY
                                 ISSUED AND     ISSUED AND    PREFERRED  COMMON     PAID-IN              RETAINED       TRANSLATION
                                 OUTSTANDING    OUTSTANDING     STOCK     STOCK     CAPITAL   WARRANTS    DEFICIT       ADJUSTMENTS
                                 -----------   ------------   ---------  -------   ---------  --------   ---------     -------------

BALANCE, December 31, 1997....      61,110      10,513,223       $ 1        $10     $69,998    $1,097     $(15,526)        $   --
  Conversion of preferred
   stock and dividends into
   common stock (unaudited)...     (61,110)      6,292,364        (1)         7       1,058        --           --             --
  Preferred stock dividends
     ($1.25 per share)
     (unaudited)..............          --              --        --         --          --        --          (80)            --
  Effect of stock option and
   stock purchase plans
      (unaudited).............          --          12,254        --         --         265        --           --             --
  Exercise of warrants
     (unaudited)..............          --         382,501        --         --         980      (917)          --             --
  Net loss (unaudited)........          --              --        --         --          --                 (4,570)            --
  Translation adjustments
   (unaudited)................          --              --        --         --          --        --           --             67
                                   -------      ----------      ----        ---     -------    ------     --------         ------
BALANCE, June 30, 1998
   (unaudited)................          --      17,200,342       $--        $17     $72,302    $  180     $(20,176)        $   67
                                   =======      ==========       ===        ===     =======    ======     ========         ======

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           Six Months Ended
                                                                                                June 30
                                                                                        ----------------------
                                                                                          1997          1998
                                                                                        -------       --------
                                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................       $ (3,613)      $ (4,570)
  Adjustments to reconcile net loss to net cash used in
      operating activities--
      Depreciation and amortization.............................................          4,037          4,500
      Non-cash portion of extraordinary item....................................          3,745             --
      Deferred income taxes.....................................................             --           (213)
      Other.....................................................................            (43)          (563)
      Changes in operating assets and liabilities, net of acquisitions--
          Increase in--
              Accounts receivable...............................................         (5,461)       (11,532)
              Inventories.......................................................         (1,016)        (2,591)
              Prepaid expenses and other........................................         (2,312)        (4,763)
      Increase (decrease) in--
              Accounts payable..................................................            892          2,757
              Accrued and other liabilities.....................................           (219)         2,883
                                                                                       --------       --------
                    Net cash used in operating activities.......................         (3,990)       (14,092)
                                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment........................................         (8,518)       (15,399)
      Investment in Brazilian venture, net of cash acquired.....................         (9,500)        (3,946)
      Investment in other noncurrent assets.....................................           (643)        (1,127)
      Payments under noncompete agreement.......................................          ( 126)            --
                                                                                       --------       --------
              Net cash used in investing activities.............................        (18,787)       (20,472)
                                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under senior term notes........................................        115,000         31,087
      Payments on senior term notes.............................................        (43,434)            --
      Borrowings under working capital facility.................................         10,000             --
      Payments under working capital facility...................................        (10,000)            --
      Borrowings under revolvers................................................         79,296         43,193
      Payments on revolvers.....................................................        (94,918)       (35,100)
      Borrowings under (payments on) other debt.................................         (3,972)         2,923
      Financing related costs...................................................         (3,773)        (2,676)
      Proceeds from exercise of stock options and warrants......................            222             97
                                                                                       --------       --------
              Net cash provided by financing activities.........................         48,421         39,524
                                                                                       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................         25,644          4,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................          4,923          9,269
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................       $ 30,567       $ 14,229
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1997 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1998.

  The unaudited consolidated financial information as of and for the three-month and six-month periods ended June 30, 1997 and 1998, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

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

  In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use", was issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs related to computer software developed or obtained for internal use be expensed. The Company is required to adopt SOP 98-1 as of January 1, 1999.

  In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

  Cash interest paid for the six months ended June 30, 1997 and 1998 was $5,041,000 and $7,133,000, respectively. Cash taxes paid for the six months ended June 30, 1997 and 1998 were $70,000 and $1,760,000, respectively.

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

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30                            June 30
                                                      -----------------------------      ------------------------------
                                                          1997             1998              1997              1998
                                                      ------------      -----------      ------------      ------------
                                                                                (unaudited)
Basic Earnings Per Share:
-------------------------
Income (loss) before extraordinary item, less
        preferred  stock dividend.................    $     2,015       $     1,099      $     3,820       $    (4,650)
Extraordinary item................................         (7,769)               --           (7,769)               --
                                                      -----------       -----------      -----------       -----------
Net income (loss) attributable to common
        stockholders..............................    $    (5,754)      $     1,099      $    (3,949)      $    (4,650)
                                                      ===========       ===========      ===========       ===========
Weighted average number of common shares
        outstanding...............................      7,875,910        16,868,179        7,856,844        14,704,116
                                                      ===========       ===========      ===========       ===========
Income (loss) before extraordinary item...........    $       .26       $       .07      $       .49       $      (.32)
Extraordinary item................................           (.99)               --            ( .99)               --
                                                      -----------       -----------      -----------       -----------
Net income (loss).................................    $      (.73)      $       .07      $     ( .50)      $      (.32)
                                                      ===========       ===========      ===========       ===========
Diluted Earnings Per Share:
---------------------------
Income (loss) before extraordinary item...........    $     2,183       $     1,099      $     4,156       $    (4,650)
Extraordinary item................................         (7,769)               --           (7,769)               --
                                                      -----------       -----------      -----------       -----------
Net income (loss).................................    $    (5,586)      $     1,099      $    (3,613)      $    (4,650)
                                                      ===========       ===========      ===========       ===========
Weighted average number of common shares
        outstanding...............................      7,875,910        16,868,179        7,856,844        14,704,116
Dilutive effect - options and warrants............      1,741,667         1,925,779        1,452,887                --
Dilutive effect - preferred stock.................      8,864,835                --        8,932,418                --
                                                      -----------       -----------      -----------       -----------
                                                       18,482,412        18,793,958       18,242,149        14,704,116
                                                      ===========       ===========      ===========       ===========
Income (loss) before extraordinary item...........    $       .12       $       .06      $       .23       $      (.32)
Extraordinary item................................           (.42)               --             (.43)               --
                                                      -----------       -----------      -----------       -----------
Net income (loss).................................    $      (.30)      $       .06      $      (.20)      $      (.32)
                                                      ===========       ===========      ===========       ===========

     Common shares from the exercise or conversion of options, warrants and convertible preferred stock excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 110,940 and 264,704 for the three months ended June 30, 1997 and 1998, respectively, and 120,940 and 133,083 for the six months ended June 30, 1997 and 1998, respectively.


3.  COMPREHENSIVE INCOME

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial satements. Comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows:

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30                            June 30
                                                      -----------------------------      ------------------------------
                                                          1997             1998              1997              1998
                                                      ------------      -----------      ------------      ------------
Net income (loss) attributable to common
 stockholders                                           $(5,754)         $1,099            $(3,949)          $(4,650)
Currency translation adjustments                             --              67                 --                67
                                                        -------          ------            -------           -------
Comprehensive income (loss)                             $(5,754)         $1,166            $(3,949)          $(4,583)
                                                        =======          ======            =======           =======

4.   ACQUISITION

     On April 6, 1998, the Company exercised its fair value option to acquire the remaining equity interest in the parent company of Chansommes do Brasil Ind. e Com. Ltda. ("Chansommes"), the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price of $9,250,000 was allocated to the acquired assets and liabilities assumed based on their estimated fair values (property and equipment of $11,069,000 and liabilities of $10,392,000). The consideration paid for Chansommes exceeded the estimated fair market value of the net tangible assets acquired by approximately $8,573,000 and this excess was recorded as goodwill. This transaction effectively gives the Company a 100% ownership interest in the Brazilian manufacturer of its diapers.

5.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                           December 31,     June 30,
                                              1997            1998
                                           -----------      --------
                                                    (unaudited)
Raw Materials...................             $ 6,948         $ 8,285
Finished Goods..................              14,142          14,950
                                             -------         -------
                                             $21,090         $23,235
                                             =======         =======


     Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

6.  DEBT

Short-Term Borrowings

     On April 1, 1998, the Company entered into a three-year $50,000,000 new credit facility with BankBoston, N.A. to replace the Company's former revolving credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility bears interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The new credit facility is secured by substantially all of the Company's assets. At June 30, 1998, the Company's borrowing base would have permitted the Company to borrow up to an additional $36,600,000. As of June 30, 1998, borrowings outstanding under this facility were approximately $8,093,000.

  The new credit facility requires the Company, among other things, to maintain a minimum consolidated net worth, as defined, a minimum consolidated fixed charge coverage ratio, as defined, a maximum consolidated funded debt to adjusted consolidated EBITDA ratio, as defined, and a maximum level of annual capital expenditures. The Company was in compliance with the terms of the new revolving credit facility as of June 30, 1998.

Long-Term Debt

 Long-term debt consisted of the following (in thousands):

                                                                             December 31,        June 30,
                                                                                 1997             1998
                                                                           ----------------   -------------
                                                                                                (unaudited)
Note payable, due 2001, interest at 8.4%, partially secured by
 land and buildings.....................................................           $ 1,950         $ 1,804
Various other notes payable.............................................             1,398           4,319
                                                                                   -------         -------
                                                                                     3,348           6,123
 Less: current maturities...............................................            (1,593)         (2,883)
                                                                                   -------         -------
                                                                                   $ 1,755         $ 3,240
                                                                                   =======         =======

Senior Term Notes

 Long-term debt under senior term notes consisted of the following (in thousands):

                                                                          December 31,       June 30,
                                                                             1997              1998
                                                                        ---------------   --------------
                                                                                           (unaudited)
10 1/4% Senior Notes, interest due semiannually on June 15 and
  December 15, principal due June 15, 2007, including unamortized
  bond premium of $-- and $1,051, respectively.......................          $115,000        $146,051
                                                                               ========        ========

     On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2007 ("10 1/4% Senior Notes"). Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43,400,000 of the $45,000,000 in principal amount of the Company's outstanding 12 1/2% Senior Notes pursuant to a tender offer therefor, to repay a $10,000,000 working capital facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay a term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash. On December 10, 1997, the Company redeemed the remaining $1,600,000 of 12 1/2% Senior Notes pursuant to an optional redemption provision. The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes issued at that time were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

     On March 17, 1998, the Company closed a private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes were used to repay all outstanding indebtedness under the revolving credit facility and the remaining proceeds have been and will be used for general corporate purposes, including capital expenditures. The Company completed an exchange offer on July 13, 1998, pursuant to which all of the New Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

     The indenture governing the 10 1/4% Senior Notes and the New Senior Notes contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets. The indenture also contains provisions for acceleration of payment of principal upon a change of control, as defined.

7.  EQUITY

  On May 21, 1998, the shareholders voted to approve an increase in the authorized number of shares of Common Stock, $.001 par value, from 20,000,000 shares to 30,000,000 shares.

8.  COMMITMENTS AND CONTINGENCIES

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

  Among the factors that have a direct bearing on the Company's results of operations and financial condition are leverage and debt service, competitive industry, price changes by competitors, dependence on key products and acceptance of product innovations, costs of certain raw materials, international operations, currency fluctuations, currency devaluations, currency restrictions, intellectual property risks, technological changes, scope of insurance coverage, covenant limitations and other factors discussed herein.

OVERVIEW

     Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers(R) brand name in the United States and under the Drypers and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company currently sells its products principally to approximately 640 U.S. grocery retailers with an estimated 21,000 retail outlets. The Company continually seeks to expand its U.S. grocery store distribution network while increasing its limited penetration of the mass-merchant and drugstore chain markets, and has made notable progress with mass-merchants in the first half of 1998. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company currently produces diapers in Puerto Rico, Argentina, Brazil and Mexico. Wal-Mart International has selected the Company to be its private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico. The Company intends to continue to expand its operations in Argentina, Brazil and Mexico and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

     In October 1997, the Company acquired an option, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. If the Company exercises this option, it will acquire NewLund for a total of $4.2 million. The new product allows a single, small sheet of nonwoven fabric coated with detergent, whitener, fabric softener and static guard to be used in both the washer and the dryer. This product is currently in limited distribution under the brand name Xclaim in the southeastern United States. The Company plans to expand the distribution of Xclaim in the near future.

     On August 6, 1998, the Company announced the introduction of two new product innovations, Drypers(R) Supreme with Germ Guard(TM) and Drypers(R) Antibacterial Baby Wipes with Germ Guard(TM). The Company expects both products to be on retailers' shelves in October 1998. Drypers Supreme with Germ Guard, containing an antibacterial treatment, is a super-premium line extension of the Drypers with Aloe Vera premium diaper line, and will feature adjustable grip tabs and increased absorbency. Drypers Supreme will incorporate popular features of Drypers with Aloe Vera, including breathable sides and a soft, cloth-like backing, in addition to featuring Sesame Street characters. The Company will also be launching Drypers Antibacterial Baby Wipes with Germ Guard as an extension of its growing baby wipes business.

     The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months and six months ended June 30, 1997 and 1998.

                                            Three Months Ended                   Six Months Ended
                                                  June 30                             June 30
                                     ---------------------------------   ---------------------------------
                                          1997              1998              1997              1998
                                     ---------------   ---------------   ---------------   ---------------
                                                             (dollars in millions)
Domestic..........................    $47.1    64.9%    $50.3    62.3%   $ 92.6    69.8%    $101.4   63.6%
International.....................     25.5    35.1      30.5    37.7      40.1    30.2       58.0   36.4
                                      -----   -----     -----   -----    ------   -----     ------  -----
  Total net sales.................    $72.6   100.0%    $80.8   100.0%   $132.7   100.0%    $159.4  100.0%
                                      =====   =====     =====   =====    ======   =====     ======  =====

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


RESULTS OF OPERATIONS

  The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and six months ended June 30, 1997 and 1998.

                                                                  Three Months Ended        Six Months Ended
                                                                       June 30                  June 30
                                                                 --------------------      ------------------
                                                                  1997         1998         1997        1998
                                                                 -------      -------      ------      ------
                                                                                   (unaudited)
Net sales..................................................       100.0%       100.0%      100.0%      100.0%
Cost of goods sold.........................................        62.0         59.0        61.6        59.5
                                                                  -----        -----       -----       -----
Gross profit...............................................        38.0         41.0        38.4        40.5
Selling, general and administrative expenses...............        31.7         33.9        31.6        37.6
                                                                  -----        -----       -----       -----
Operating income...........................................         6.3          7.1         6.8         2.9
Interest expense, net......................................         2.7          5.5         3.2         5.0
Other income...............................................          .2           .3          --          .2
                                                                  -----        -----       -----       -----
Income (loss) before income tax provision..................         3.8          1.9         3.6        (1.9)
Income tax provision.......................................          .8           .5          .5         1.0
                                                                  -----        -----       -----       -----
Income (loss) before extraordinary item....................         3.0%         1.4         3.1 %      (2.9)%
                                                                  =====        =====       =====       =====

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

Net Sales

  Net sales increased 11.4% to $80.8 million for the three months ended June 30, 1998 from $72.6 million for the three months ended June 30, 1997. Domestic sales increased 6.8% to $50.3 million for the three months ended June 30, 1998 from $47.1 million for the three months ended June 30, 1997. This increase primarily reflects positive trade and consumer reaction to the national media campaign in the United States which began in February 1998 for the Company's premium brand diapers. The increase in U.S. sales between periods was offset by a decline in export sales resulting from pricing pressures in Asia due to recent currency devaluations. Net sales in the international sector grew to $30.5 million for the three months ended June 30, 1998 from $25.5 million in the prior comparable period. This increase of 19.6% primarily reflected the continued growth in sales volume for the Company's operations in Argentina and in Brazil, where a new product line "Xuxa by Drypers" has been very successful since its introduction in June 1998. The increase in sales for Argentina and Brazil offset lower sales in Mexico resulting from a now concluded price war by a competitor initiated in the first quarter of 1998.

Cost of Goods Sold

  Cost of goods sold as a percentage of net sales decreased to 59.0% for the three months ended June 30, 1998 compared to 62.0% for the three months ended June 30, 1997. This decrease primarily reflects an increase in international gross margins, mainly in Brazil. In the United States, gross margins were unchanged as a result of prior years' price increases being offset by the effect of excess capacity.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased as a percentage of net sales to 33.9% for the three months ended June 30, 1998 compared to 31.7% for the three months ended June 30, 1997. The increase reflected the costs associated with the Company's national television advertising campaign in the United States, which began in February 1998, and increased selling and promotional costs related to international sales, primarily in Brazil.

Operating Income

  As a result of the above factors, the Company's operating income increased $1.1 million to $5.7 million for the three months ended June 30, 1998 from $4.6 million for the three months ended June 30, 1997.

Interest Expense, net

  Interest expense, net increased to $4.5 million for the three months ended June 30, 1998 as compared to $2.0 million for the three months ended June 30, 1997. The increase was primarily due to the issuance of the Company's 10 1/4% Senior Notes due 2007 ("10 1/4% Senior Notes") in June 1997 and March 1998 for $115.0 million and $30.0 million, respectively, and amortization of additional deferred loan costs related to these transactions.

Income Taxes

  The Company recorded a provision of $406,000 related to foreign taxes for the three months ended June 30, 1998, compared to a provision of $566,000 in 1997. The decrease is a result of management's focus on international tax planning strategies during 1998.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Net Sales

  Net sales increased 20.1% to $159.4 million for the six months ended June 30, 1998 from $132.7 million for the six months ended June 30, 1997. Domestic sales increased 9.4% to $101.4 million for the six months ended June 30, 1998 from $92.6 million for the six months ended June 30, 1997. This increase was primarily the result of the June 1997 introduction of Drypers with Aloe Vera and the launch of the licensing arrangement for the Sesame Street characters, in addition to the national media campaign in the United States for the Company's premium brand diapers, and increased distribution in the training pant and private label categories. The Company believes that the national media campaign and the introduction of the new product contributed to an increased share in existing retail accounts and expanded penetration into new accounts in the United States. The increase in U.S. sales between periods was offset by a decline in export sales resulting from pricing pressures in Asia due to recent currency devaluations. Net sales in the international sector grew to $58.0 million for the six months ended June 30, 1998 from $40.1 million in the prior comparable period. This increase primarily reflected the continued growth in sales volume for the Company's operations in Argentina and Brazil, which was slightly offset by lower sales in Mexico due to a now concluded price war initiated by a competitor in the first quarter of 1998.

Cost of Goods Sold

  Cost of goods sold as a percentage of net sales decreased to 59.5% for the six months ended June 30, 1998 compared to 61.6% for the six months ended June 30, 1997. This decrease primarily reflects an increase in international gross margins, mainly in Brazil. In the United States, gross margins were unchanged as a result of prior years' price increases being offset by the effect of excess capacity.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased as a percentage of net sales to 37.6% for the six months ended June 30, 1998 compared to 31.6% for the six months ended June 30, 1997. The increase reflected the costs associated with the Company's national television advertising campaign in the United States, which began in February 1998, and increased selling and promotional costs related to international sales, primarily in Brazil.

Operating Income

  As a result of the above factors, the Company's operating income decreased $4.4 million to $4.6 million for the six months ended June 30, 1998 from $9.0 million for the six months ended June 30, 1997.

Interest Expense, net

  Interest expense, net increased to $7.9 million for the six months ended
June 30, 1998 as compared to $4.2 million for the six months ended June 30, 1997. The increase was primarily due to the issuance of 10 1/4% Senior Notes in June 1997 and March 1998 for $115.0 million and $30.0 million, respectively, and amortization of additional deferred loan costs related to these transactions.

Income Taxes

  The Company recorded a provision of $1.5 million related to foreign taxes for the six months ended June 30, 1998, compared to a provision of $716,000 for the comparable period in 1997. The increase is related to the increase in international earnings during 1998.

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

  The Company's operations used $15.6 million of cash during the six months ended June 30, 1998 and used $4.0 million of cash during the six months ended June 30, 1997. The use of cash during the six months ended June 30, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable), payment of interest on the 10 1/4% Senior Notes and expenditures related to the Xclaim product. The Company's operations used $6.9 million of cash during the year ended December 31,1997, reflecting the cash portion of the extraordinary item related to the Company's June 1997 issuance of $115.0 million of 10 1/4% Senior Notes and increases in working capital primarily for the growth in the Mexico and Brazil operations, the latter including advances to the Company's contract manufacturer for future inventory purchases.

  The Company's capital expenditures were $15.4 million for the six months ended June 30, 1998 and $8.5 million for the six months ended June 30, 1997. The significant increase between periods in capital expenditures related primarily to international production capacity increases. The Company's capital expenditures were $21.6 million for the year ended December 31, 1997, reflecting machine enhancements incurred in connection with the launch of Drypers with Aloe Vera and production capacity increases. The Company financed its capital expenditures in 1997 and the first half of 1998 through borrowings under its former revolving credit facility and from the proceeds of the $115.0 million and $30.0 million offerings of 10 1/4% Senior Notes in June 1997 and March 1998, respectively.

  The Company incurred cost increases of approximately $8.0 million in the first quarter of 1998 and approximately $2.0 million in the second quarter of 1998. The majority of these increases represented the cost of the Company's new advertising campaign (in connection with which there will be no near-term corresponding reduction of promotional expenses), while the remainder related to the costs associated with the new laundry detergent business and the expansion of capacity in several Latin American markets.

  The Company's estimated cash requirements during 1998, excluding the aforementioned cost increases, are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $25.0 million for the fiscal year, $15.4 million of which have been incurred through the second quarter. The planned capital expenditures in 1998 are primarily related to the expansion of international capacity, which includes the construction of a new facility in Mexico, and modifications to existing domestic equipment to enable the Company to make future product enhancements.

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

  The Company's working capital was $51.8 million as of June 30, 1998 compared to $48.7 million as of December 31, 1997. The Company's current assets increased from $77.0 million as of December 31, 1997 to $98.6 million as of June 30, 1998, and current liabilities increased from $28.3 million as of December 31, 1997 to $46.8 million as of June 30, 1998. Total debt increased from $118.3 million at December 31, 1997 to $160.3 million as of June 30, 1998.

  On April 6, 1998, the Company exercised its fair value option to acquire the remaining equity interest in the parent company of Chansommes do Brasil Ind. e Com. Ltda., the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price of approximately $9.3 million was allocated to the acquired assets and liabilities assumed based on their estimated fair values. This transaction has been approved by the Brazilian government. The transaction effectively gives the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. Following this transaction, the Company's total investment in Brazil is approximately $15.0 million.

  On April 1, 1998, the Company entered into a new three-year $50.0 million credit facility to replace the former revolving credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility bears interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The new credit facility is secured by substantially all of the Company's assets. At June 30, 1998, the Company's borrowing base would have permitted the Company to borrow up to an additional $36.6 million.

  On March 17, 1998, the Company closed a private issuance of an additional $30.0 million of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds from the offering of the New Senior Notes were $30.4 million, $5.0 million of which was used to repay all outstanding indebtedness under the Company's former revolving credit facility and the remaining proceeds have been and will be used for general corporate purposes, including capital expenditures. The Company completed an exchange offer on July 13, 1998, pursuant to which all of the New Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

  In October 1997, the Company acquired an option for $1.5 million, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. The exercise price for the option to acquire NewLund is $2.7 million.

  On June 24, 1997, the Company closed its private issuance of $115.0 million aggregate principal amount of 10 1/4% Senior Notes. Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase

$43.4 million of the $45.0 million in principal amount of the Company's outstanding 12 1/2% Senior Notes pursuant to a tender offer therefore, to repay a $10.0 million working capital facility, to repay borrowings outstanding under the Company's former revolving credit facility, to repay a term loan with a bank, to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash. On December 10, 1997, the Company redeemed the remaining $1.6 million of 12 1/2% Senior Notes pursuant to an optional redemption provision. The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes issued at that time were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

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

  In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use", was issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs related to computer software developed or obtained for internal use be expensed. The Company is required to adopt SOP 98-1 as of January 1, 1999.

      In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1,1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

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

     Based on present information, the Company believes that it will be able to achieve such year 2000 compliance through a replacement of existing Programs and Systems with new Programs and Systems that are already year 2000 compliant. However, no assurance can be given that these efforts will be successful. The

Company expects that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems will be approximately $4.0 million over the next two years.


                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Annual Meeting of Stockholders--May 21, 1998

     (b)  Inapplicable.

     (c) On May 21, 1998, the Stockholders voted in regard to the following proposals:

        Proposal No. 1--To elect two persons to serve as directors of the Company for a three-year term or until their respective successors are duly elected and qualified.

         Proposal No. 2--To consider and vote on a proposal to approve an amendment to the Drypers Corporation Amended and Restated 1995 Key Employee Stock Option Plan to increase the aggregate number of shares of the Company's Common Stock with respect to which options may be granted under the plan by 1,000,000 to allow for the grant of additional options under the plan.

        Proposal No. 3--To consider and vote on a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 30,000,000.

        Proposal No. 4--To consider and vote on a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.

        As of April 13, 1998, the record date for determining stockholders entitled to vote at the Annual Meeting of Stockholders, the Company had outstanding and entitled to vote 16,818,923 shares of Common Stock.

        The following table lists the votes cast for each proposal:


                                     Number of Shares
-----------------------------------------------------------------------------------------
      Proposal                For           Against       Abstain        Broker Non-Votes
--------------------       ---------       --------       -------        ----------------
No. 1
Walter V. Klemp            14,234,501         475,757            --                 --
Nolan Lehman               14,240,051         470,207            --                 --
No. 2                      10,038,334       1,515,150        35,735          3,121,039
No. 3                      14,529,620         150,678        29,959                 --
No. 4                      14,657,676          38,300        14,281                 --

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

     PRICE CHANGES BY COMPETITORS. The disposable diaper industry is characterized by substantial price competition, which is effected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger competitors initiates such pricing changes. The Company may respond to these pricing changes with changes to its own prices, product counts or promotional programs. The process of fully implementing such changes may require a number of months and the Company's operating results may be adversely affected. For example, a price per package and product count reduction by Procter & Gamble in the first quarter of 1995 led to a subsequent repositioning of the Company's Drypers brand, which adversely affected the Company's results of operations during that period. Additionally, during the third quarter of 1997 and first quarter of 1998, price competition by Procter & Gamble adversely impacted the Company's operations in Puerto Rico and Mexico, respectively. There can be no assurance that future price or product changes by the Company's larger competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position. In addition, there can be no assurance that the major producers of private label diapers will not price or position their products in such a manner as to have a material adverse effect on the Company.

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

     INTELLECTUAL PROPERTY RISKS. The Company's larger branded competitors normally seek U.S. and foreign patent protection for the product enhancements they develop. The Company believes it has been able to introduce product features comparable to those introduced by its competitors by using manufacturing methods or materials that are not protected by patents, although there can be no assurance that the Company will be able to continue to do so in the future. To the extent the Company is not able to introduce comparable products on a timely basis, its financial position and results of operations could be materially adversely affected,

     In addition, the Company from time to time has received, and may receive in the future, communications from third parties, asserting that the Company's products, trademarks, designs, labels or packaging infringe upon such third parties' intellectual property rights. There can be no assurance that third parties will not successfully assert claims against the Company with respect to existing or future products or packaging. Should the Company be found to infringe upon the intellectual property rights of others, the Company could be required to cease use of certain products, trademarks, designs, labels or packaging or pay damages to the affected parties, any of which could have a material adverse effect on the Company. Substantial costs also may be incurred by the Company in redesigning its labels or packaging, in selecting and clearing new trademarks or in defending any legal action.

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

     SCOPE OF INSURANCE COVERAGE. The Company obtains insurance coverage that management of the Company believes is adequate for its needs based in part on coverage obtained by companies that are in the same industry as the Company and the needs of the Company in its various locations around the world. To the extent that such insurance coverage is insufficient to cover a claim in a particular situation or to the extent that coverage is denied by the carrier for some reason, the Company may be required to fund any such losses out of available cash flow and its financial position and results of operations could by materially adversely affected.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - Reference is made to the Exhibit Index on Page 20 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

   (b) Reports on Form 8-K - A report on Form 8-K was filed with the Commission on May 6, 1998 in which the Company announced the exercise of its option to acquire the remaining interest in the parent company of Chansommes do Brasil Ind. e Com. Ltda., the Brazilian contract manufacturer of its diapers.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DRYPERS CORPORATION

 Date: August 14, 1998                       By: /s/ JONATHAN P. FOSTER
       ---------------                          --------------------------
                                                Chief Financial Officer
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION
                         ------------------------------


10.1 Employment Agreement dated January 1, 1998 by and between Drypers Corporation and Walter V. Klemp.

10.2 Employment Agreement dated January 1, 1998 by and between Drypers Corporation and Raymond M. Chambers.

10.3 Employment Agreement dated January 1, 1998 by and between Drypers Corporation and Joe D. Tanner.

27   Financial Data Schedule