Form 10-Q
period 1998-09-30
DRYPERS CORP
filed 1998-11-16
CIK 894232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Transition Period From    to

                         Commission file number 0-23422

                         ----------------------------

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

                             [X] Yes        [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         (Class)                            (Outstanding at November 1, 1998)
          -----                              -------------------------------
Common Stock, $.001 Par Value                           17,658,925

PART I.  FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

Consolidated Balance Sheets -- December 31, 1997 and September 30, 1998.

Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 1997 and 1998.

Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1998.

Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              December 31,            September 30,
                                       ASSETS                                                     1997                    1998
                                       ------                                                 ------------           --------------
                                                                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...................................................                  $  9,269                  $ 16,029
  Accounts receivable, net of allowance for doubtful accounts of $2,064 and
       $2,317, respectively...................................................                    33,941                    44,581
  Inventories.................................................................                    21,090                    27,114
  Prepaid expenses and other..................................................                    12,730                    29,811
                                                                                                --------                  --------
         Total current assets.................................................                    77,030                   117,534
PROPERTY AND EQUIPMENT, net of depreciation and amortization of  $17,769
     and $21,906 respectively.................................................                    53,270                    78,388
INTANGIBLE AND OTHER ASSETS, net of amortization of $13,438 and
     $16,105, respectively...........................................................             74,932                    96,953
                                                                                                --------                  --------
                                                                                                $205,232                  $292,874
                                                                                                ========                  ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings.......................................................                  $     --                  $ 22,638
  Current portion of long-term debt...........................................                     1,593                     3,540
  Accounts payable............................................................                    16,558                    29,160
  Accrued liabilities.........................................................                    10,151                    21,715
                                                                                                --------                  --------
         Total current liabilities............................................                    28,302                    77,052
LONG-TERM DEBT................................................................                     1,755                     3,221
SENIOR TERM NOTES.............................................................                   115,000                   146,024
OTHER LONG-TERM LIABILITIES...................................................                     4,595                    11,722
                                                                                                --------                  --------
                                                                                                 149,652                   238,019
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, 61,110 and
       -0- shares issued and outstanding, respectively........................                         1                        --
  Common stock, $.001 par value, 30,000,000 shares authorized, 10,513,223 and
        17,658,925 shares issued and outstanding, respectively................                        10                        18
  Additional paid-in capital..................................................                    69,998                    75,210
  Warrants....................................................................                     1,097                       180
  Retained deficit............................................................                   (15,526)                  (19,475)
  Foreign currency translation adjustments....................................                        --                    (1,078)
                                                                                                --------                  --------
         Total stockholders' equity...........................................                    55,580                    54,855
                                                                                                --------                  --------
                                                                                                $205,232                  $292,874
                                                                                                ========                  ========

The accompanying notes are an integral part of these consolidated financial statements.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30                           September 30
                                                          --------------------------------        --------------------------------
                                                               1997             1998                   1997              1998
                                                          ---------------  ---------------        ---------------  ---------------
                                                                                          (unaudited)
NET SALES.........................................           $    80,086      $    86,394            $   212,798      $   245,791
COST OF GOODS SOLD................................                48,385           52,772                130,124          147,688
                                                             -----------      -----------            -----------      -----------
   Gross profit...................................                31,701           33,622                 82,674           98,103
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES........................................                25,234           30,655                 67,167           90,531
                                                             -----------      -----------            -----------      -----------
   Operating income...............................                 6,467            2,967                 15,507            7,572
INTEREST EXPENSE, net.............................                 2,683            4,530                  6,893           12,433
OTHER INCOME (EXPENSE)............................                   (68)           1,987                    (26)           2,262
                                                             -----------      -----------            -----------      -----------
INCOME (LOSS)  BEFORE INCOME TAX PROVISION
 (BENEFIT)........................................                 3,716              424                  8,588           (2,599)
INCOME TAX PROVISION (BENEFIT)....................                   966             (277)                 1,682            1,270
                                                             -----------      -----------            -----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY                                                                                         (3,869)
     ITEM.........................................                 2,750              701                  6,906
EXTRAORDINARY ITEM, costs of early extinguishment
 of debt..........................................                    --               --                 (7,769)              --
                                                             -----------      -----------            -----------      -----------
NET INCOME (LOSS).................................                 2,750              701                   (863)          (3,869)
PREFERRED STOCK DIVIDEND..........................                   127               --                    463               80
                                                             -----------      -----------            -----------      -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS.....................................           $     2,623      $       701            $    (1,326)     $    (3,949)
                                                             ===========      ===========            ===========      ===========

INCOME (LOSS) PER COMMON SHARE:
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM:
   Basic..........................................           $       .27      $       .04            $       .76      $      (.25)
                                                             ===========      ===========            ===========      ===========
   Diluted........................................           $       .15      $       .04            $       .37      $      (.25)
                                                             ===========      ===========            ===========      ===========
 EXTRAORDINARY ITEM:
   Basic..........................................                    --               --            $      (.92)     $        --
                                                             ===========      ===========            ===========      ===========
   Diluted........................................                    --               --            $      (.42)     $        --
                                                             ===========      ===========            ===========      ===========
 NET INCOME (LOSS):
   Basic..........................................           $       .27      $       .04            $      (.16)           (.25)
                                                             ===========      ===========            ===========      ==========
   Diluted........................................           $       .15      $       .04            $      (.05)           (.25)
                                                             ===========      ===========            ===========      ==========
COMMON SHARES OUTSTANDING.........................             9,656,877       17,360,880              8,456,855      15,589,704
                                                             ===========      ===========            ===========      ==========
COMMON AND POTENTIAL COMMON SHARES OUTSTANDING....            18,605,329       18,271,276             18,624,677      15,589,704
                                                             ===========      ===========            ===========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 Preferred     Common                                                          Foreign
                                  Shares       Shares                        Additional                        Currency
                                Issued and   Issued and   Preferred  Common    Paid-in             Retained   Translation
                                Outstanding  Outstanding    Stock    Stock     Capital   Warrants  Deficit    Adjustments
                                -----------  -----------  ---------  -----   ---------   --------  --------   -----------
BALANCE, December 31, 1997....     61,110     10,513,223      $ 1      $10     $69,998     $1,097    $(15,526)      $    --
 Issuance of common stock in
 connection with an acquisition
  (unaudited).................         --        403,571       --       --       2,825         --          --            --
Conversion of preferred stock
  and dividends into common
  stock (unaudited)...........    (61,110)     6,292,364       (1)       7       1,058         --          --            --
Preferred stock dividends
  ($ 1.25 per share)
  (unaudited).................         --             --       --       --          --         --         (80)           --
Effect of stock option and
  stock purchase plans
  (unaudited).................         --         67,266       --        1         348         --          --            --
Exercise of warrants
  (unaudited).................         --        382,501       --                  980       (917)         --            --
Net loss(unaudited)...........         --             --       --       --          --         --      (3,869)           --
Translation adjustments
  (unaudited).................         --             --       --       --          --         --          --        (1,078)

                                 --------    -----------    -----      ---     -------     ------    --------       -------
BALANCE, September 30, 1998
  (unaudited).................         --     17,268,925    $  --      $18     $75,210     $  180    $(19,475)      $(1,078)
                                 ========     ==========    =====      ===     =======     ======    =========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   Nine Months Ended
                                                                                                      September 30
                                                                                        -------------------------------------
                                                                                              1997                  1998
                                                                                        ----------------    -----------------
                                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................................................           $   (863)           $ (3,869)
 Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization................................................              6,187               7,313
   Non-cash portion of extraordinary item.......................................              3,745                  --
   Write-off of machinery and equipment resulting from Argentina fire...........                 --               2,894
   Deferred income taxes........................................................                 --              (1,839)
   Other........................................................................                (43)                  6
   Changes in operating assets and liabilities, net of acquisitions --
     Increase in --
        Accounts receivable.....................................................             (8,647)             (9,913)
        Inventories.............................................................             (2,199)             (3,908)
        Prepaid expenses and other..............................................             (2,182)             (8,479)
        Effect of insurance receivable resulting from Argentina fire............                 --             (10,008)
      Increase in--
        Accounts payable........................................................                105               4,308
        Accrued and other liabilities...........................................              2,479               8,919
                                                                                           --------            --------
           Net cash used in operating activities................................             (1,418)            (14,082)
                                                                                           --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment............................................            (12,364)            (18,336)
  Investment in Brazilian venture, net of cash acquired.........................             (9,827)             (3,943)
  Investment in Malaysian diaper manufacturer, net of cash acquired.............                 --             (10,207)
  Investment in other noncurrent assets.........................................             (1,592)             (1,568)
  Payments under noncompete agreement...........................................             (1,301)                 --
                                                                                           --------            --------
       Net cash used in investing activities....................................            (25,084)            (34,054)
                                                                                           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under senior term notes............................................            115,000              31,087
  Payments on senior term notes.................................................            (43,434)                 --
  Borrowings under working capital facility.....................................             10,000                  --
  Payments under working capital facility.......................................            (10,000)                 --
  Borrowings under revolvers....................................................             79,296              57,738
  Payments on revolvers.........................................................            (94,918)            (35,100)
  Borrowings under (payments on) other debt.....................................             (5,470)              4,320
  Financing related costs.......................................................             (4,431)             (2,836)
  Proceeds from exercise of stock options and warrants..........................                282                 181
                                                                                           --------            --------
       Net cash provided by financing activities................................             46,325              55,390
                                                                                           --------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................             19,823               6,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................              4,923               9,269
                                                                                           --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................           $ 24,746            $ 16,029
                                                                                           ========            ========
SUPPLEMENTAL DATA:
 Cash paid during the period for:
    Interest payments...........................................................           $  5,041            $  7,346
    Income tax payments.........................................................           $     70            $  1,957
 Non-cash investing activities:
    Common stock issued for Malaysia acquisition................................           $     --            $  2,825
    Warrants issued to financial institution for services provided in
         connection with providing a working capital facility................              $     50            $    --
    Cancellation of outstanding receivable due from Brazilian affiliate in
         connection with an acquisition.........................................           $  2,167            $    --


  The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1997 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1998.

     The unaudited consolidated financial information as of and for the three-month and nine-month periods ended September 30, 1997 and 1998, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheet, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

     In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs related to computer software developed or obtained for internal use be expensed as incurred. The Company is required to adopt SOP 98-1 as of January 1, 1999. The company does not expect the adoption of SOP 98-1 to have a material effect on its financial position or results of operations.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of January 1, 2000 and does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

                                                          Three Months Ended                            Nine Months Ended
                                                             September 30                                  September 30
                                                 -------------------------------------        --------------------------------------

                                                      1997                   1998                  1997                   1998
                                                 ---------------        --------------        ---------------        ---------------
                                                                                     (unaudited)
Basic Earnings Per Share:
-------------------------
Income (loss) before extraordinary item, less
 preferred  stock dividend....................      $     2,623            $       701           $     6,443            $    (3,949)
Extraordinary item............................               --                     --                (7,769)                    --
                                                    -----------            -----------           -----------            -----------
Net income (loss) attributable to common
 stockholders.................................      $     2,623            $       701           $    (1,326)           $    (3,949)
                                                    ===========            ===========           ===========            ===========
Weighted average number of common shares
 outstanding..................................        9,656,877             17,360,880             8,456,855             15,589,704
                                                    ===========            ===========           ===========            ===========
Income (loss) before extraordinary item.......      $       .27            $       .04           $       .76            $      (.25)
Extraordinary item............................               --                     --                  (.92)                    --
                                                    -----------            -----------           -----------            -----------
Net income (loss).............................      $       .27            $       .04           $      (.16)           $      (.25)
                                                    ===========            ===========           ===========            ===========
Diluted Earnings Per Share:
---------------------------
Income (loss) before extraordinary item.......      $     2,750            $       701           $     6,906            $    (3,949)
Extraordinary item............................               --                     --                (7,769)                    --
                                                    -----------            -----------           -----------            -----------
Net income (loss).............................      $     2,750            $       701           $      (863)           $    (3,949)
                                                    ===========            ===========           ===========            ===========
Weighted average number of common shares
 outstanding..................................        9,656,877             17,360,880             8,456,855             15,589,704
Dilutive effect - options and warrants........        2,180,517                910,396             1,956,899                     --
Dilutive effect - preferred stock.............        6,767,935                     --             8,210,923                     --
                                                    -----------            -----------           -----------            -----------
                                                     18,605,329             18,271,276            18,624,677             15,589,704
                                                    ===========            ===========           ===========            ===========
Income (loss) before extraordinary item.......      $       .15            $       .04           $       .37            $      (.25)
Extraordinary item............................               --                     --                  (.42)                    --
                                                    -----------            -----------           -----------            -----------
Net income (loss).............................      $       .15            $       .04           $      (.05)           $      (.25)
                                                    ===========            ===========           ===========            ===========

     Common shares from the exercise or conversion of options, warrants and convertible preferred stock excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 24,995 and 958,434 for the three months ended September 30, 1997 and 1998, respectively, and 39,995 and 848,434 for the nine months ended September 30, 1997 and 1998, respectively.

3. COMPREHENSIVE INCOME

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows:

                                                          Three Months Ended                         Nine Months Ended
                                                             September 30                               September 30
                                                  -----------------------------------        ----------------------------------
                                                       1997                 1998                 1997              1998
                                                  --------------        -------------        ------------   -------------------
                                                                                   (unaudited)
Net income (loss) attributable to common            $(2,623)              $   701              $(1,326)            $(3,949)
 stockholders
Currency translation adjustments                         --                (1,078)                  --              (1,078)
                                                    -------               -------              -------             -------
Comprehensive income (loss)                         $(2,623)              $  (377)             $(1,326)            $(5,027)
                                                    =======               =======              =======             =======

4. ACQUISITIONS

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

     Effective September 11, 1998, the Company acquired certain assets and assumed certain liabilities of Primosoft, a Malaysian manufacturer of baby diapers, for approximately $2,825,000 of the Company's common stock (403,571 shares issued on September 11, 1998) and approximately $10,290,000 in cash. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values (current assets $2,618,000, property and equipment of $3,093,000 and liabilities of $257,000). The consideration paid for Primosoft exceeded the estimated fair market value of the net tangible assets acquired by approximately $7,661,000 and this excess was recorded as goodwill.

5. FIRE AT ARGENTINA FACILITY

     On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. The Company has invested additional funds for relocation to a new leased facility in Argentina and anticipates that these costs will be covered by insurance.

     As of September 30, 1998, the Company had received interim payments of $200,000 on its claim and to date has received approximately $3,600,000 in interim payments. As of September 30, 1998, the Company has recorded approximately $2,300,000 in Other Income primarily related to proceeds to be received under the Company's property damage claim as well as lost profits recoverable under the Company's business interruption policy for the months of August and September 1998. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. As of September 30, 1998, approximately $1,300,000 has been recorded as a deferred gain and is included in Accrued Liabilities. The Company expects to record a nonrecurring gain as Other Income, representing the difference between the property insurance settlement on the machinery and equipment with the Company's insurers and the carrying value of the machinery and equipment at the time of the fire. The amount of the gain will be dependent on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with the Company's insurance carriers.

     As of September 30, 1998, the Company has recorded in Other Current Assets a receivable due from the insurance carriers of approximately $10,000,000 related to the Argentina fire. This receivable is comprised of the replacement cost of damaged inventory and the estimated replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profits and fixed and incremental expenses for the months of August and September 1998 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received, and will periodically review such amount for possible adjustment, if necessary, in the future. Of the total receivable amount, $3,600,000 has been received to date.

6. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                     December 31,                September 30,
                                                                        1997                        1998
                                                                -------------------         -------------------
                                                                                                 (unaudited)
           Raw Materials......................................         $ 6,948                     $12,010
           Finished Goods.....................................          14,142                      15,103
                                                                       -------                     -------
                                                                       $21,090                     $27,114
                                                                       =======                     =======

     Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

7. DEBT

Short-Term Borrowings

     On April 1, 1998, the Company entered into a three-year $50,000,000 credit facility with BankBoston, N.A. to replace the Company's former revolving credit facility. The credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The credit facility bears interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The credit facility is secured by substantially all of the Company's assets. At September 30, 1998, the Company's borrowing base would have permitted the Company to borrow up to an additional $23,100,000. As of September 30, 1998, borrowings outstanding under this facility were approximately $22,638,000.

     The credit facility requires the Company, among other things, to maintain a minimum consolidated net worth, as defined, a minimum consolidated fixed charge coverage ratio, as defined, a maximum consolidated funded debt to adjusted consolidated EBITDA ratio, as defined, and a maximum level of annual capital expenditures. The Company was in compliance with the terms of the credit facility as of September 30, 1998.

Long-Term Debt

  Long-term debt consisted of the following (in thousands):

                                                                          December 31,        September 30,
                                                                              1997                1998
                                                                       ------------------   -----------------
                                                                                               (unaudited)
Note payable, due 2001, interest at 8.4%, partially secured by land
 and buildings......................................................         $ 1,950             $ 1,755
Various other notes payable.........................................           1,398               5,006
                                                                             -------             -------
                                                                               3,348               6,761
  Less: current maturities..........................................          (1,593)             (3,540)
                                                                             -------             -------
                                                                             $ 1,755             $ 3,221
                                                                             =======             =======

Senior Term Notes

 Long-term debt under senior term notes consisted of the following (in thousands):

                                                                         December 31,        September 30,
                                                                             1997                 1998
                                                                      ------------------   ------------------
                                                                                              (unaudited)
10 1/4% Senior Notes, interest due semiannually on September 15 and December 15, principal due September 15, 2007,
      including unamortized bond premium of $-- and $1,024,
      respectively                                                         $115,000            $146,024
                                                                           ========            ========

     On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2007 ("10 1/4% Senior Notes"). Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43,400,000 of the $45,000,000 in principal amount of the Company's outstanding 12 1/2% Senior Notes pursuant to a tender offer therefore, to repay a $10,000,000 working capital facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay a term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash. On December 10, 1997, the Company redeemed the remaining $1,600,000 of 12 1/2% Senior Notes pursuant to an optional redemption provision. The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes issued at that time were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

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

8. COMMITMENTS AND CONTINGENCIES

     The Company is currently negotiating a lease financing arrangement for an additional training pant line. Furthermore, the Company has committed to purchase two additional replacement diaper lines to be delivered to its Argentina facility in 1999. However, insurance proceeds are expected to pay for the majority of these two diaper lines.

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

OVERVIEW

     Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the Drypers brand name in the United States and under the Drypers and other brand names internationally. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company currently sells its products principally to approximately 640 U.S. grocery retailers with an estimated 21,000 retail outlets. The Company continually seeks to expand its U.S. grocery store distribution network while increasing its limited penetration of the mass-merchant and drugstore chain markets, and has made notable progress with mass-merchants in the first half of 1998. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company currently produces diapers in Puerto Rico, Argentina, Brazil, Mexico and Malaysia. Wal-Mart International has selected the Company to be its private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico. The Company intends to continue to expand its operations in Argentina, Brazil, Mexico, and Malaysia and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

     On August 6, 1998, the Company announced the introduction of two new product innovations, Drypers(R) Supreme with Germ Guard(TM) and Drypers(R) Antibacterial Baby Wipes with Germ Guard(TM). Both products appeared on retailers' shelves in October 1998. Drypers Supreme with Germ Guard, containing an antibacterial treatment, is a super-premium line extension of the Drypers with Aloe Vera premium diaper line, and will feature adjustable grip tabs and increased absorbency. Drypers Supreme will incorporate popular features of Drypers with Aloe Vera, including breathable sides and a soft, cloth-like backing, in addition to featuring Sesame Street characters. The Company also launched Drypers Antibacterial Baby Wipes with Germ Guard as an extension of its growing baby wipes business.

     The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months and nine months ended September 30, 1997 and 1998.

                                            Three Months Ended                     Nine Months Ended
                                   ------------------------------------   -----------------------------------
                                               September 30                          September 30
                                   ------------------------------------   -----------------------------------
                                         1997               1998                1997               1998
                                   ----------------   -----------------   ----------------   ----------------
                                                              (dollars in millions)
Domestic.......................    $50.8    63.4%      $56.5    65.4%      $143.4     67.4%    $157.8     64.2%
International..................     29.3    36.6        29.9    34.6         69.4     32.6       88.0     35.8
                                   -----   -----       -----   -----       ------    -----     ------    -----
  Total net sales..............    $80.1   100.0%      $86.4   100.0%      $212.8    100.0%    $245.8    100.0%
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

RESULTS OF OPERATIONS

  The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and nine months ended September 30, 1997 and 1998.

                                                            Three Months Ended       Nine Months Ended
                                                               September 30            September 30
                                                          ------------------        -------------------
                                                           1997        1998           1997       1998
                                                           ----        ----           ----       ----
                                                                           (unaudited)
Net sales.............................................    100.0%       100.0%        100.0%     100.0%
Cost of goods sold....................................     60.4         61.1          61.1       60.1
                                                          -----        -----         -----      -----
Gross profit..........................................     39.6         38.9          38.9       39.9
Selling, general and administrative expenses..........     31.5         35.5          31.6       36.8
                                                          -----        -----         -----      -----
Operating income......................................      8.1          3.4           7.3        3.1
Interest expense, net.................................      3.4          5.2           3.2        5.1
Other income (expense)................................      (.1)         2.3            --         .9
                                                          -----        -----         -----      -----
Income (loss) before income tax provision (benefit)...      4.6           .5           4.1       (1.1)
Income tax provision (benefit)........................      1.2          (.3)           .8         .5
                                                          -----        -----         -----      -----
Income (loss) before extraordinary item...............      3.4%          .8%          3.3%     (1.6)%
                                                          =====        =====         =====      =====

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Net Sales

     Net sales increased 7.9% to $86.4 million for the three months ended September 30, 1998 from $80.1 million for the three months ended September 30, 1997. Domestic sales increased 11.2% to $56.5 million for the three months ended September 30, 1998 from $50.8 million for the three months ended September 30, 1997. This increase primarily reflects positive trade and consumer reaction to the national media campaign in the United States which began in February 1998 for the Company's premium brand diapers. Additionally, the September launch of Drypers Supreme with Germ Guard was a contributing factor to the increase in domestic sales. Net sales in the international sector grew 2.2% to $29.9 million for the three months ended September 30, 1998 from $29.3 million in the prior comparable period. International revenues would have been much stronger, an estimated 23.9% increase, if not for the August fire in the Company's Argentine facility, resulting in approximately $6.0 million in lost sales in Latin America. Additionally, in Mexico, the effect of the price war initiated in the first half of 1998 by a competitor continued throughout the third quarter. Although price increases were announced signaling an abatement of this price war, increased purchases of competitors' products in anticipation of their announced price increases delayed a significant number of the Company's shipments until the fourth quarter of 1998. Despite the effects of this price war, the Company gained sizable new distribution in Mexico. Additionally, the Company's Asian operations contributed significantly to the increase in international net sales. This was primarily due to the acquisition of Primosoft in Malaysia in September 1998.

Cost of Goods Sold

     Cost of goods sold as a percentage of net sales increased to 61.1% for the three months ended September 30, 1998 compared to 60.4% for the three months ended September 30, 1997. This increase primarily reflects under-utilized capacity in the United States, put in place to accommodate for the levels of volume that may be expected from mass merchant accounts in the event that such mass merchant distribution is obtained. Improvements in domestic capacity utilization were offset by inefficiencies caused by a disruption of domestic production operations in order to produce replacement diapers for the Company's Argentina customers. This reduction in domestic gross margin percentage was partially offset by a reduction in international sales, which historically have lower margins, as a percent of total sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased as a percentage of net sales to 35.5% for the three months ended September 30, 1998 compared to 31.5% for the three months ended September 30, 1997. The increase reflected promotional costs associated with continuing the "brand-building" momentum resulting from the Company's national television advertising campaign in the United States, which began in February 1998, and increased selling and promotional costs related to international sales, primarily in Brazil.

Operating Income (Expense)

     As a result of the above factors, the Company's operating income decreased $3.5 million to $3.0 million for the three months ended September 30, 1998 from $6.5 million for the three months ended September 30, 1997.

Interest Expense, net

     Interest expense, net increased to $4.5 million for the three months ended September 30, 1998 as compared to $2.7 million for the three months ended September 30, 1997. The increase reflects amortization of additional deferred loan costs related to the issuance of the Company's 10 1/4% Senior Notes ("10 1/4% Senior Notes") in March 1998 for $30.0 million, as well as, increased borrowing under the revolving credit facility.

Other Income (Expense)

     On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. The Company expects to record a nonrecurring gain as Other Income, representing the difference between the property insurance settlement on the machinery and equipment with the Company's insurers and the carrying value of the machinery and equipment at the time of the fire. The amount of the gain will be dependent on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with the Company's insurance carriers. For the three months ended September 30, 1998, the Company has recorded approximately $2.0 million in Other Income primarily related to proceeds to be received under the Company's property damage claim as well as lost profits recoverable under the Company's business interruption policy for the months of August and September 1998.

Income Taxes

     The Company recognized a benefit of $277,000 related to foreign taxes for the three months ended September 30, 1998, compared to a provision of $966,000 for the comparable period in 1997. The decrease is primarily due to tax implications related to estimated net losses in Argentina resulting from the
August fire in addition to continued   management focus on international tax
planning strategies during 1998.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Net Sales

     Net sales increased 15.5% to $245.8 million for the nine months ended September 30, 1998 from $212.8 million for the nine months ended September 30, 1997. Domestic sales increased 10.0% to $157.8 million for the nine months ended September 30, 1998 from $143.4 million for the nine months ended September 30, 1997. This increase was primarily the result of the September 1997 introduction of Drypers with Aloe Vera and the launch of the licensing arrangement for the Sesame Street characters, in addition to the national media campaign in the United States for the Company's premium brand diapers, and increased distribution in the training pant and private label categories. The Company believes that the national media campaign and the introduction of the new product contributed to an increased share in existing retail accounts and expanded penetration into new accounts in the United States. The increase in U.S. sales between periods was offset by a decline in export sales resulting from pricing pressures in Asia due to recent currency devaluations. Net sales in the international sector grew to $88.0 million for the nine months ended September 30, 1998 from $69.4 million in the prior comparable period. This increase primarily reflected the continued growth in sales volume for the Company's operations in Argentina and Brazil, increased sales volume from the Andean Pact region as well as the Company's third quarter 1998 Malaysia acquisition, This increase was slightly offset by lower sales in Mexico due to a now concluded price war initiated by a competitor in the first quarter of 1998 as well as an estimated $6.0 million in lost sales resulting from the fire at the Company's Argentina facility.

Cost of Goods Sold

     Cost of goods sold as a percentage of net sales decreased to 60.1% for the nine months ended September 30, 1998 compared to 61.1% for the nine months ended September 30, 1997. This decrease primarily reflects an increase in international gross margins as the Company's manufacturing operations in Latin America mature, offset by a slight deterioration in domestic margins due to inefficiencies caused by Argentina diaper production in the United States.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased as a percentage of net sales to 36.8% for the nine months ended September 30, 1998 compared to 31.6% for the nine months ended September 30, 1997. The Company incurred cost increases of approximately $8.0 million in the first quarter of 1998 and approximately $2.0 million in the second quarter of 1998. The majority of these increases represented the cost of the Company's new advertising campaign (in connection with which there was no near-term corresponding reduction of promotional expenses), while the remainder related to the costs associated with the Company's laundry detergent business and the expansion of capacity in several Latin American markets.

Operating Income

     As a result of the above factors, the Company's operating income decreased $7.9 million to $7.6 million for the nine months ended September 30, 1998 from $15.5 million for the nine months ended September 30, 1997.

Interest Expense, Net

     Interest expense, net increased to $12.4 million for the nine months ended September 30, 1998 as compared to $6.9 million for the nine months ended September 30, 1997. The increase was primarily due to the issuance of 10 1/4% Senior Notes in June 1997 and March 1998 for $115.0 million and $30.0 million, respectively, amortization of additional deferred loan costs related to these transactions and increased borrowings under the revolving credit facility.

Other Income (Expense)

     On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. The Company expects to record a nonrecurring gain as Other Income, representing the difference between the property insurance settlement on the machinery and equipment with the Company's insurers and the carrying value of the machinery and equipment at the time of the fire. The amount of the gain will be dependent on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with the Company's insurance carriers. For the nine months ended September 30, 1998, the Company has recorded approximately $2.3 million in Other Income primarily related to proceeds to be received under the Company's property damage claim as well as lost profits recoverable under the Company's business interruption policy for the months of August and September 1998.

Income Taxes

     The Company recorded a provision of $1.3 million related to foreign taxes for the nine months ended September 30, 1998, compared to a provision of $1.7 million for the comparable period in 1997. The decrease is primarily due to tax implications related to estimated net losses in Argentina resulting from the August fire, in addition to continued management focus on international tax planning strategies during 1998.

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

     The Company's operations used $4.1 million of cash during the nine months ended September 30, 1998, excluding the effect of the $10.0 million insurance receivable resulting from the Argentina fire in August 1998, and used $1.4 million of cash during the nine months ended September 30, 1997. The use of cash during the nine months ended September 30, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable), payment of interest on the 10 1/4% Senior Notes and financing the working capital needs and restoration of the Company's Argentina operations which were damaged by fire in August 1998. The Company's operations used $6.9 million of cash during the year ended December 31, 1997, reflecting the cash portion of the extraordinary item related to the Company's June 1997 issuance of $115.0 million of 10 1/4% Senior Notes and increases in working capital primarily for the growth in the Mexico and Brazil operations, the latter including advances to the Company's contract manufacturer for future inventory purchases.

     The Company's capital expenditures were $18.3 million for the nine months ended September 30, 1998 and $12.4 million for the nine months ended September 30, 1997. The increase between periods in capital expenditures related primarily to international production capacity increases. The Company's capital expenditures were $21.6 million for the year ended December 31, 1997, reflecting machine enhancements incurred in connection with the launch of Drypers with Aloe Vera and production capacity increases. The Company financed its capital expenditures in 1997 and the first half of 1998 through borrowings under its former revolving credit facility and from the proceeds of the $115.0 million and $30.0 million offerings of 10 1/4% Senior Notes in June 1997 and March 1998, respectively.

     The Company incurred cost increases of approximately $8.0 million in the first quarter of 1998 and approximately $2.0 million in the second quarter of 1998. The majority of these increases represented the cost of the Company's new advertising campaign (in connection with which there will be no near-term corresponding reduction of promotional expenses), while the remainder related to the costs associated with the Company's laundry detergent business and the expansion of capacity in several Latin American markets.

     The Company's estimated cash requirements during 1998, excluding the aforementioned cost increases, are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $25.0 million for the fiscal year, $18.3 million of which have been incurred through the second quarter. The planned capital expenditures in 1998 are primarily related to the expansion of international capacity, which includes the construction of a new facility in Mexico, and modifications to existing domestic equipment to enable the Company to make future product enhancements. However, as a result of the Argentina fire, unanticipated capital expenditures to replace damaged machinery and equipment will be necessary in the fourth quarter of 1998. Additionally, capital projects which were scheduled in 1998 could extend into 1999. As of September 30, 1998, the Company has recorded in Other Current Assets a receivable due from the insurance carriers of approximately $10.0 million related to the Argentina fire. This receivable is comprised of the replacement cost of damaged inventory and the estimated replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profits and fixed and incremental expenses for the months of August and September 1998 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received, and will periodically review such amount for possible adjustment, if necessary, in the future. As of September 30, 1998, the Company had received interim payments of $0.2 million on its claim and to date has received approximately $3.6 million in interim payments. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In order to return its Argentina facility to normal operating capacity on a timely basis and minimize the interruption in meeting consumer demand for Drypers products in Argentina, the Company has increased its borrowings outstanding under the revolving credit facility to approximately $22.6 million as of September 30, 1998. Insurance proceeds anticipated to be received during the fourth quarter of 1998 will be used to reduce the amount outstanding under the revolving credit facility.

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

     The Company's working capital was $40.5 million as of September 30, 1998, compared to $48.7 million as of December 31, 1997. The Company's current assets increased from $77.0 million as of December 31, 1997 to $117.5 million as of September 30, 1998, and current liabilities increased from $28.3 million as of December 31, 1997 to $77.1 million as of September 30, 1998. Total debt increased from $118.3 million at December 31, 1997 to $175.4 million as of September 30, 1998.

     Effective September 11, 1998, the Company acquired certain assets and assumed certain liabilities of Primosoft, a Malaysian manufacturer of baby diapers, for approximately $2.8 million of the Company's common stock (403,571 shares issued on September 11, 1998) and approximately $10.3 million in cash. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. The consideration paid for Primosoft exceeded the estimated fair market value of the net tangible assets acquired by approximately $7.7 million and this excess was recorded as goodwill.

     On April 6, 1998, the Company exercised its fair value option to acquire the remaining equity interest in the parent company of Chansommes do Brasil Ind. e Com. Ltda, the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price of approximately $9.3 million was allocated to the acquired assets and liabilities assumed based on their estimated fair values. This transaction has been approved by the Brazilian government. The transaction effectively gives the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. Following this transaction, the Company's total investment in Brazil is approximately $15.0 million.

     On April 1, 1998, the Company entered into a new three-year $50.0 million credit facility to replace the former revolving credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility bears interest in the range of prime to prime plus 3/4%, or LIBOR plus 1 1/2% to LIBOR plus 2 1/2%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The new credit facility is secured by substantially all of the Company's assets. At September 30, 1998, the Company's borrowing base would have permitted the Company to borrow up to an additional $23.1 million.

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

     In October 1997, the Company acquired an option for $1.5 million, exercisable in 1998, to purchase all of the outstanding stock of NewLund Laboratories, Inc., the developer and marketer of a new concept in laundry detergents. The exercise price for the option to acquire NewLund is $2.7 million. The Company recently negotiated an extension of the option through December 1999.

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

     Management believes that future cash flow from operations, together with cash on hand, available borrowings under the Company's revolving credit facility, the net proceeds of the New Senior Notes described above and insurance proceeds related to the Argentina fire will be adequate to meet the Company's anticipated cash requirements, including working capital, capital expenditures, debt service and acquisitions, for the foreseeable future.

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

NEW ACCOUNTING STANDARDS

     In March 1998, SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs related to computer software developed or obtained for internal use be expensed as incurred. The Company is required to adopt SOP 98-1 as of January 1, 1999. The Company does not expect the adoption of SOP 98-1 to have a material effect on its financial position or result of operations.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of January 1, 2000 and does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

YEAR 2000

     The operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including materials purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The year 2000 compliance issues exist because many computer systems and applications currently use two digit date fields to designate a year. Therefore, date sensitive systems may recognize the year 2000 as the year 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Programs and Systems to process critical financial and operational information incorrectly. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems and recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The following is a status report of the Company's efforts to date for fulfilling those compliance requirements:

The Company's State of Readiness

     It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems year 2000 compliant. Replacement of domestic Programs and Systems with PeopleSoft software, which is Year 2000 compliant, is currently underway, and is scheduled to be fully tested and implemented during the first quarter of 1999. Testing of existing international Programs and Systems will take place during the first half of 1999. Evaluation and modification of all desktop hardware throughout the Company is currently in process and should be completed by the second quarter of 1999. Additionally, potentially date sensitive chips embedded within production equipment are currently being tested to identify and address any problems. The Company anticipates that this process will be complete by the second quarter of 1999.

Costs to Address Year 2000 Issues

     The Company expects that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems will be approximately $4.0 million during 1998 and 1999. Approximately $595,000 had been expended on the PeopleSoft software and implementation process at September 30, 1998.

Risks of Year 2000 Issues

     The Company is in the process of execution of its formal year 2000 compliance plan and expects to achieve implementation on or before July 1, 1999. The Company is in the process of requesting from a majority of its principal customers, suppliers and service providers (such as financial institutions) written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements. However, no assurance can be given that these efforts will be successful. In the event that any of the Company's significant customers, suppliers, or service providers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be
adversely affected.   However, the Company has multiple suppliers for its
primary raw materials and has no major customers which alone comprise greater than 10% of total net sales. Thus, alternate approaches are available in these areas to mitigate the risks to the Company of year 2000 noncompliance by these third parties.

Contingency Plans

     Even though management believes the Company's formal Year 2000 compliance plan will be successfully implemented, the Company is currently developing a "Worst Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. This contingency plan will be in place by July 1, 1999.

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

     SCOPE OF INSURANCE COVERAGE. The Company obtains insurance coverage that management of the Company believes is adequate for its needs based in part on coverage obtained by companies that are in the same industry as the Company and the needs of the Company in its various locations around the world. To the extent that such insurance coverage is insufficient to cover a claim in a particular situation or to the extent that coverage is denied by the carrier for some reason, the Company may be required to fund any such losses out of available cash flow and its financial position and results of operations could be materially adversely affected.

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

(a) Exhibits - Reference is made to the Exhibit Index on Page 24 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K - A report on Form 8-K was filed with the Commission on August 18, 1998 in which the Company filed press releases announcing second quarter 1998 earnings, a fire at the Company's Argentina facility and a restructuring of top management.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DRYPERS CORPORATION

Date: November 13, 1998         By: /S/ JONATHAN P. FOSTER
      -----------------             ----------------------
                                    Chief Financial Officer
                                          (Duly Authorized Officer)
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

                        EXHIBIT NUMBER AND DESCRIPTION
                        ------------------------------


27   Financial Data Schedule