Form 10-K405
period 1998-12-31
DRYPERS CORP
filed 1999-04-01
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the price at which the common stock was sold on February 28, 1999: $21,101,666

     Number of shares of common  stock  outstanding  as of  February  28,  1999:
17,713,958

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III, Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I


ITEM 1.  BUSINESS

Drypers Corporation (the "Company") is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, the Company is the third largest producer of branded disposable baby diapers in the United States. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company's DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S. grocery stores.

Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began with test distribution in two national mass merchants (Wal-Mart and Kmart).

Drypers is the sixth largest diaper producer in the world. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company, through a series of start-ups and acquisitions, currently produces diapers in Puerto Rico, Argentina, Mexico, Brazil and Malaysia. Wal-Mart International has selected the Company to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico)and in Puerto Rico,and also supplies Drypers branded products to Wal-Mart stores in these markets. Recently, the Company gained distribution in the Wal-Mart stores in China, Canada and Germany. The Company intends to continue to expand its operations in Argentina, Brazil, Mexico, Malaysia and Colombia and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

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


INDUSTRY CONDITIONS

U.S. DISPOSABLE BABY DIAPER MARKET

The size of the U.S. diaper market measured by retail sales was approximately $4.0 billion in 1998. The Company believes the U.S. market has experienced little growth in recent years as a result of the already high level of market penetration of disposable diapers (estimated to be above 90%) and the decrease in the number of diapers used per baby as a result of improvements in absorbency and leakage control. The principal manufacturers of disposable diapers in the United States can be grouped into three general categories: premium-priced branded producers, value-priced branded producers and private label producers.

Procter & Gamble and Kimberly-Clark are the leading premium-priced branded producers and tend to compete on the basis of product quality, features and price. As a result, they invest heavily both in research and development to design frequent product enhancements and in marketing and advertising to promote product sales and to increase consumer awareness of the benefits of disposable diapers and their new features. Although their products are generally priced above value-oriented brands and private label products to both retailers and consumers, retailers generally sell these brands at prices that provide them with relatively little margin in order to attract consumers into their stores.

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

The size of the U.S. disposable baby diaper and training pant market sold through grocery stores, measured by retail sales in 1998, was approximately $2.0 billion or 49.3% of the estimated $4.0 billion total U.S. diaper market. Since 1989, the Company's larger branded competitors have lost grocery market share on a combined basis both to value-priced brands, which represented the fastest growing segment, and to private label products. In addition, grocery store distribution of diapers has been decreasing as a percentage of total diaper sales in the United States from 60% in 1994 to 49.3% in 1998, reflecting a shift in distribution to mass merchants.

Procter & Gamble and Kimberly-Clark are the dominant companies in the disposable diaper market, with an estimated 40.6% and 33.7% share, respectively, of the total U.S. diaper market and an estimated 35.3% and 33.3% share, respectively, of the domestic grocery store market for disposable diapers for the 52 weeks ended December 26, 1998. There are also private label manufacturers with higher diaper sales than the Company. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market.

The size of the U.S. disposable diaper market sold through mass-merchants and drugstore chain retailers, measured by retail sales, was approximately $2.0 billion during 1998, representing approximately 50.7% of the U.S. diaper market. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed brands and private labels. Mass merchants have increased their percentage of total diaper sales in the United States from 30% in 1994 to 41.3% in 1998 while drug store market share has decreased from 10% to 9.4% over the same period.

INTERNATIONAL DISPOSABLE BABY DIAPER MARKET

Although disposable baby diaper usage is significantly lower outside the United States, Western Europe, Japan and other developed countries, industry sources estimate that the international disposable baby diaper market is approximately $12.0 billion in manufacturers' sales. Procter & Gamble and Kimberly-Clark have contributed to the development of the international market for disposable baby diapers by advertising heavily and by introducing their products in numerous markets. Although Procter & Gamble and Kimberly-Clark dominate worldwide sales of disposable diapers, in certain foreign markets there are local manufacturers which represent a significant portion of the market.

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


BUSINESS STRATEGY

The Company's business strategy is to maintain high growth in sales while maximizing its EBITDA and profitability by focusing on the following key strategic elements:

CONTINUED PRODUCT INNOVATION TO DIFFERENTIATE THE DRYPERS BRAND

Drypers has successfully differentiated its diaper and training pant products from the other national brands through the selective development of cost-effective innovative product features. For example, Drypers began to promote its diapers as the only perfume-free national brand in 1994. In 1996, Drypers introduced the first odor-control diaper, DRYPERS WITH NATURAL BAKING SODA, and in 1997, the Company launched DRYPERS WITH ALOE VERA as well as entered into a licensing agreement to use the SESAME STREET trademark and characters on the Company's products, packaging and advertising materials. The DRYPERS WITH ALOE VERA product received the Gold Edison Award from the American Marketing Association for the most innovative children's product of 1997. In addition to positioning DRYPERS as a national brand, these premium quality product features and innovations helped increase Drypers' penetration of the U.S. grocery store market from an estimated 54% in December 1995 to 66% as of December 1997. In August of 1998, the Company continued its commitment to innovation by launching DRYPERS SUPREME WITH GERM GUARD (TM) Liner. This product positions Drypers as the only diaper in the industry to include an antibacterial treatment. Today, Drypers has an estimated penetration of the U.S. grocery store market of 74%.

INCREASE BRAND AWARENESS AND RETAIL PENETRATION THROUGH A TARGETED ADVERTISING AND PROMOTIONAL CAMPAIGN

The Company continually seeks to expand its sales and distribution network in the United States. The Company believes that increasing consumer awareness of the DRYPERS brand in the U.S. market will not only assist in its continued penetration into grocery stores, but also will facilitate its entry into national mass merchants and drug channels as well. Such channels account for roughly half of all U.S. diaper sales, yet have been effectively out of reach for Drypers due to a lack of brand recognition. In this regard, during February 1998, the Company commenced its first national television advertising campaign through a cost-effective, targeted series of commercials aimed at increasing brand awareness. As a result, the Company has continued to increase its extensive penetration of the grocery store market. Perhaps more importantly though, two national mass merchants (Wal-Mart and Kmart) agreed to initiate distribution tests of Drypers as a result of the increased brand awareness in 1998.

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

CONTINUE TO PURSUE INTERNATIONAL EXPANSION OPPORTUNITIES

Management believes that there continues to be substantial growth opportunities for producers of disposable baby diapers and training pants in the developing markets in Latin America, the Pacific Rim and Eastern Europe. This opportunity reflects the current low levels of consumer penetration for those products (from less than 5% to 35% in those countries compared to approximately 95% in the United States, Western Europe and Japan) and the rapid increase in the standard of living in those regions in recent years. The Company intends to continue to expand its operations in Argentina, Mexico, Brazil, Malaysia and Colombia and is actively seeking further expansion opportunities through acquisition, joint venture and other arrangements in Latin America and the Pacific Rim. The Company believes that increased geographic diversity should help to reduce its sensitivity to competitive pressures in any one specific market in the future.

EXPAND PRODUCT LINES TO INCLUDE ADDITIONAL CONSUMER PRODUCTS

The Company seeks to produce and market additional high quality consumer products, which would be sold primarily through grocery stores, drug stores and mass merchants and which it believes offer opportunities for growth by occupying specialty niches in large and fragmented consumer product categories. By expanding into additional product lines, the Company believes it could improve its ability to provide logistical support to retailers while improving its leverage on overhead costs.


MARKET POSITION

U.S. GROCERY STORE MARKET

The grocery store segment represented approximately 49.3% of the U.S. diaper market, or $2.0 billion of retail sales, in 1998. The Company estimates, as of December 1998, that its products were distributed through U.S. grocery retailers whose sales represented 71% of the total U.S. grocery store market for disposable diapers and training pants, as compared to 54% in December 1995, and has achieved distribution levels in excess of 90% of the grocery stores in its most developed markets. The Company believes that its brands represented 7.4% of the total dollar volume and 10.0% of the total unit volume for disposable diapers and training pants in the total grocery store category during the fourth quarter of 1998. However, the Company estimates that its brands have market shares as high as 20% in its more established domestic grocery store markets.

U.S. MASS-MERCHANT AND DRUGSTORE CHAINS

The mass-merchant and drugstore chain segments, in aggregate, represented approximately 50.7% of the U.S. diaper market, or $2.0 billion of retail sales in 1998. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed, recognized brands. In late 1992, Drypers completed acquisitions that provided nationwide production and distribution capabilities and began a program of unifying its products nationwide under the DRYPERS brand name, which was completed in the first quarter of 1995. The Company then embarked on a campaign to create a unique national brand identity for Drypers. This began with a series of product innovations, most of which have been unmatched by the larger national brands. This campaign culminated in a national television advertising campaign to raise consumer awareness of the Drypers brand. As a result of these efforts, two national mass merchants (Wal-Mart and Kmart) agreed to initiate distribution tests with Drypers.

U.S. PRIVATE LABEL

Private label products play an important role in maintaining profit within many retailers' stores. The Company believes that its private label products complement the value-priced positioning of its premium branded products. The Company believes private label opportunities are enhanced by the Company's low cost structure and ability to provide products with features and performance characteristics substantially equivalent to the national brands. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market.

INTERNATIONAL OPERATIONS

Industry sources estimate the international disposable diaper market to represent approximately $12.0 billion in annual manufacturers' sales. Importantly, there are currently low levels of consumer penetration for disposable baby diapers and training pants in Latin America, the Pacific Rim and Eastern Europe (from less than 5% to 35% in those countries compared to approximately 95% in the United States, Western Europe and Japan). Roughly speaking, the global diaper market potential is in excess of $100 billion. The Company's foreign produced and exported products are sold in over 28 countries and accounted for approximately 35.7% of the Company's net sales during 1998. The Company has focused its international efforts primarily in Latin America because of the relatively low but growing level of disposable diaper market penetration, the rapid increase in the standard of living, the relatively higher birth rate and the resulting high level of market potential. In these markets, the Company predominantly competes in both the branded and private label categories. The Company, with operations in Argentina and Mexico, has established manufacturing capabilities outside of the United States. This capability was strengthened with the February 1997 acquisition of the Brazilian PUPPET brand name and the resulting formation of a joint venture to market this brand in Brazil. In April 1998, the Company exercised its fair market value option to acquire the Brazilian manufacture of its diapers. In addition, the Company is the appointed private label diaper supplier to all Wal-Mart stores in Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico, and also supplies DRYPERS branded products to Wal-Mart stores in these markets. Recently, the Company gained distribution in the Wal-Mart stores in China, Canada and Germany. In Argentina and Brazil, the Company believes that it has approximately 12% to 15% market share of the disposable diaper category. In September 1998, the Company acquired PrimoSoft, a Malaysian manufacturer of disposable baby diapers building on the Company's earlier export sales to that region. The Company intends to continue to expand its operations in Argentina, Mexico, Brazil, Malaysia and Colombia and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.


PRODUCTS

Drypers seeks to enhance its products by adding cost-effective product features and substituting materials and components to improve performance. Drypers works closely with its suppliers, distributors and other industry participants to identify, anticipate, and in some cases develop technological innovations so that the Company's products can incorporate the most advanced design features and also be clearly differentiated from other national brands. The Company uses advanced manufacturing equipment and techniques that have proven to be adaptable to permit the introduction of new products using either new materials or production techniques.

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

The Company manufactures and markets four types of disposable baby diapers in the United States: premium and super-premium brand name diapers, lower-priced brand name diapers and private label diapers.

PREMIUM AND SUPER-PREMIUM BRAND NAME BABY DIAPERS. The Company sells its premium and super-premium brand name products under the brand name DRYPERS. The Company's premium quality brand diapers incorporate many of the product features that are offered by the leading national premium brands. The Company believes that the lower retail price and the combination of product features distinguish its premium quality value-priced brand name diapers in the market. These product features include multi-strand leg elastic for a wide soft cuff, a reinforced tape landing zone for more secure fastening, a soft elastic waistband, a thin overall profile, leakage barrier inner cuffs, breathable sides and a cloth-like outer cover. In addition, DRYPERS are differentiated by features not offered by some or all of the other premium national brands, such as "perfume free", baking soda for odor control, aloe vera to soothe skin, and beginning in 1998, an anti-microbial shield to inhibit germs in the diapers.

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

In addition to its premium, super-premium and lower-priced branded products, the Company sells diapers outside of the United States with product specifications designed for particular foreign markets which address specific competitive and affordability factors in those markets.

DISPOSABLE TRAINING PANTS

The Company has developed a line of premium disposable training pants, marketed under the DRYPERS brand name for children of toilet-training age. The Company also produces and sells private label training pants which are manufactured to the specifications of and are sold under labels of various concerns. Training pants are a complementary product which may extend the period of time during which consumers purchase disposable infant wear. Since the introduction of the first premium disposable training pants by Kimberly-Clark, the domestic training pant market has grown to $529 million in 1998 retail sales.

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

Significant product improvements were made to DRYPERS training pants in 1995: improved contouring in the core for better absorbency, LYCRA TUMMY SNUGS for better fit around the waist and a new crotch design to eliminate bunching and prevent leakage. These product improvements contributed to a 26.4% increase in unit volume in 1995 despite the introduction of competitive brands. The Company believes its training pants represented 8.9% of the total training pant category on a unit volume basis during 1998. More recently, the Company added baking soda and aloe vera to its training pants, similar to its baby diapers. The Company's DRYPERS training pants are now the second leading brand of disposable training pants sold through grocery stores in the United States.

PRE-MOISTENED BABY WIPES

The Company manufactures and markets pre-moistened baby wipes in the United States. The Company estimates the pre-moistened baby wipes retail market in the United States was approximately $550 million in 1998.


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

Outside the United States, the Company tailors its approach to each foreign market, taking into consideration the political and cultural environment as well as the distribution infrastructures. In general, the Company works with independent local distributors; however, in Puerto Rico, it uses a direct sales force and, in Argentina, Mexico, Brazil, and Malaysia it uses a combination of a direct sales force and wholesalers that distribute to small independent retailers.


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

In 1998, the Company launched a national television advertising campaign for its DRYPERS brand diapers as part of the Company's strategy of building the DRYPERS national brand. The Company believes that increasing consumer awareness of the DRYPERS brand in the U.S. market will not only assist in its continued penetration into grocery stores, but also will facilitate its entry into national mass merchants and drug channels. The Company believes that such increased awareness led two national mass merchants (Wal-Mart and Kmart) to agree to initiate distribution test with Drypers in 1998.

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


RAW MATERIALS

The raw materials used in the Company's manufacturing process include wood pulp, super absorbent polymer, polyethylene film, polypropylene nonwoven fabric, adhesive closure tape, hot melt adhesive, elastic, tissue, bags, boxes, baking soda, aloe vera and antibacterial treatment. In general, the Company has at least two suppliers for each of the raw materials used in its manufacturing process. The Company believes that it maintains good relationships with all of its raw material suppliers and that it is able to purchase raw materials on substantially the same terms as its larger branded competitors.


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

INSURANCE

All of the Company's plant, machinery and inventory are covered by fire and extended coverage insurance. In addition, the Company maintains adequate business interruption and extra expense insurance for all of its operations. Although the Company has never been named as a defendant in a product liability lawsuit, the Company maintains product liability insurance in amounts it believes to be adequate. There can be no assurance, however, that future claims will not exceed coverage.


EMPLOYEES

As of December 31, 1998, the Company employed approximately 1,491 people on a full-time basis. None of the Company's employees are represented by a labor union except in Mexico where such representation is required by local law. The Company's Mexican employees are members of a syndicate and are employed under a year-to-year contract entered into with the syndicate. The Company believes its relationship with its employees is good.


ITEM 2.  PROPERTIES

The Company owns the land and building related to its operations in Mexico and Brazil, which are used for manufacturing, warehousing and administrative purposes. The Company is in the process of expanding its operations in the Andean Pact region and has purchased land and a building in Cali, Colombia in March 1999.

In addition, the Company relocated its Argentina facility following a fire at its old facility in August 1998. The Company leases manufacturing, distribution and administrative space in eight locations in the United States, Puerto Rico, Argentina and Malaysia, as follows:

                                 SQUARE     LEASE EXPIRATION
     LOCATION                     FEET           DATE                            USE
    -----------                  ------     ------------------                 --------
 Vancouver, Washington           80,000     September 30, 2003         Manufacturing and Administrative
 Vancouver, Washington           22,000     April 1, 2000              Warehouse
 Vancouver, Washington           30,000     Month to Month             Warehouse
 Marion, Ohio                   440,000     October 31, 2007           Manufacturing and Administrative
 Houston, Texas                  32,000     May 1, 2004                Administrative
 Toa Alta, Puerto Rico           51,000     November 30, 2003          Manufacturing and Administrative
 Buenos Aires, Argentina        127,000     September 30, 2002         Manufacturing and Administrative
 Kuala Lumpur, Malaysia         128,000     August 31, 2008            Manufacturing and Administrative

The Company's equipment is highly automated and capable of continuous 24-hour production. The Company has maintenance and machine shops that are capable of meeting the majority of the Company's equipment service requirements. The Company believes that its owned and leased facilities are adequate for its current needs.

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

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, was listed on the Nasdaq SmallCap Market from January 29, 1996 through May 26, 1998 under the symbol DYPR. Effective May 27, 1998, the Company's stock began trading on the Nasdaq National Market under the same symbol. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market. There were 378 stockholders of record of the common stock as of February 28, 1999. As of February 28, 1999, the closing sale price of the Company's common stock on the Nasdaq National Market was $2.06.

                                   1997                     1998
                            ------------------       -------------------
                             HIGH         LOW          HIGH         LOW

   First Quarter           $ 4.75      $  3.63       $ 6.64      $  6.29
   Second Quarter            7.75         3.88         7.13         6.82
   Third Quarter             7.94         6.13         4.58         4.25
   Fourth Quarter            9.00         5.13         3.03         2.83

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

                                                                            YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------------------------------------------
     STATEMENT OF EARNINGS DATA                 1994              1995              1996             1997                1998
     --------------------------            ---------------  ----------------   --------------    --------------     --------------
Net sales ..............................   $    173,552     $    163,947       $    207,014      $    287,010       $    332,640
Operating income (loss) ................         18,200(a)       (11,259)(c)         10,553            21,492             11,921
Income (loss) from continuing
   operations before income tax
   provision (benefit) and
   extraordinary item ..................         10,949          (19,294)             1,622            11,788                (89)
Income (loss) from continuing operations
   before extraordinary item ...........          6,798          (15,465)             1,313             9,444             (1,654)
Net income (loss) attributable to
   common stockholders
                                                  3,110(b)       (15,465)               752             1,092(d)          (8,205)(e)
Income (loss) per common share(f):
   Basic earnings (loss) per share:
      Continuing operations ............   $       1.18     $      (2.35)      $        .11      $       1.00       $       (.11)

      Extraordinary loss from early
         extinguishment of debt ........           (.64)            --                 --                (.88)              --
      Discontinued operations ..........           --               --                 --                --                 (.40)
                                           ------------     ------------       ------------      ------------       ------------
      Net income (loss) ................   $        .54     $      (2.35)      $        .11      $        .12       $       (.51)
                                           ============     ============       ============      ============       ============
   Diluted earnings (loss) per share:
      Continuing operations ............   $       1.08     $      (2.35)      $        .09      $        .51       $       (.11)
      Extraordinary loss from early
         extinguishment of debt ........           (.59)            --                 --                (.42)              --

      Discontinued operations ..........           --               --                 --                --                 (.40)
                                           ------------     ------------       ------------      ------------       ------------
      Net income (loss) ................   $        .49     $      (2.35)      $        .09      $        .09       $       (.51)
                                           ============     ============       ============      ============       ============

Common shares outstanding ..............      5,776,554        6,587,698          6,694,298         8,878,638         16,110,429
                                           ============     ============       ============      ============       ============

Common and potential common shares
   outstanding .........................      6,302,384        6,587,698         15,064,913(g)     18,469,676(g)      16,110,429
                                           ============     ============       ============      ============       ============


                                                                                 DECEMBER 31
                                           --------------------------------------------------------------------------------------
        BALANCE SHEET DATA                      1994             1995               1996             1997               1998
        ------------------                 -------------    -------------      -------------     ------------       -------------


Working capital (deficit) ..............   $     17,962     $     (3,597)      $      8,707      $     48,728       $     26,232
Total assets ...........................        131,731          137,420            150,555           205,232            300,172
Long-term debt, including
   current portion .....................         46,632           47,350             49,592           118,348            149,286
Stockholders' equity(h) ................         56,767           41,822             53,608            55,580             50,528


---------------------------

(a) Includes legal expenses of $1,141,000 incurred in connection with a patent infringement lawsuit which was settled during the second quarter of 1994.

(b) Includes a noncash extraordinary expense of approximately $2,000,000, net of taxes, for previously capitalized debt issuance costs and original issue discount, and a cash extraordinary expense of approximately $1,700,000, net of taxes, for prepayment fees in connection with the $30,000,000 redemption of the Company's 12 1/2% Senior Notes, funded by the proceeds from the Company's initial public offering.

(c) Includes unusual expenses of $2,358,000 to reflect the costs associated with the Company's repositioning/brand transition of its premium brand diaper products, a noncash restructuring charge of $4,255,000 related to the write-down of idled equipment to net realizable value, lease termination costs related to the closure of the Company's Houston manufacturing facility and unusual expenses of $827,000 related to costs associated with the Company's refinancing transaction.

(d) Includes a noncash extraordinary expense of $3,745,000 for the write-off of capitalized debt issuance costs and a cash extraordinary expense of $4,024,000 for prepayment and other fees in connection with the application of the net proceeds of the offering of $115,000,000 of the 10 1/4% Senior Notes in June 1997.

(e) Includes a one-time charge of $6,471,000 related to discontinuing the Company's laundry detergent business.

(f) The company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", in the fourth quarter of 1997. Accordingly, income (loss) per common share data for all prior periods presented has been restated.

(g) Common and potential common shares outstanding for 1996 and 1997 include the weighted average effect of shares of common stock issuable upon the conversion of the outstanding shares of convertible preferred stock issued in February 1996. All outstanding shares of convertible preferred stock were converted to common stock in March 1998.

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

AMONG THE FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE INTERNATIONAL OPERATIONS, CURRENCY FLUCTUATIONS, CURRENCY DEVALUATIONS, CURRENCY RESTRICTIONS, LEVERAGE AND DEBT SERVICE, COMPETITIVE INDUSTRY, EXCESS CAPACITY OVER DEMAND, PRICE CHANGES BY COMPETITORS, DEPENDENCE ON KEY PRODUCTS AND ACCEPTANCE OF PRODUCT INNOVATIONS, COST OF CERTAIN RAW MATERIALS, INTELLECTUAL PROPERTY RISKS, TECHNOLOGICAL CHANGES, COVENANT LIMITATIONS AND OTHER FACTORS DISCUSSED HEREIN.


OVERVIEW

Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, the Company is the third largest producer of branded disposable baby diapers in the United States. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company's DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S. grocery stores.

Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began with test distribution in two national mass merchants (Wal-Mart and Kmart).

Drypers is the sixth largest diaper producer in the world. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company, through a series of start-ups and acquisitions, currently produces diapers in Puerto Rico, Argentina, Mexico, Brazil and Malaysia. Wal-Mart International has selected the Company to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico)and in Puerto Rico, and also supplies Drypers branded products to Wal-Mart stores in these markets. Recently, the Company gained distribution in the Wal-Mart stores in China, Canada and Germany. The Company intends to continue to expand its operations in Argentina, Brazil, Mexico, Malaysia and Colombia and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

On August 6, 1998, the Company announced the introduction of two new product innovations, DRYPERS(R) SUPREME WITH GERM GUARD(TM) LINER and DRYPERS(R) ANTIBACTERIAL BABY WIPES WITH GERM GUARD(TM). Both products appeared on retailers' shelves in October 1998. DRYPERS SUPREME WITH GERM GUARD LINER, containing an antibacterial treatment, is a super-premium line extension of the DRYPERS WITH ALOE VERA premium diaper line, and will feature adjustable grip tabs and increased absorbency. DRYPERS SUPREME will incorporate popular features of DRYPERS WITH ALOE VERA, including breathable sides and a soft, cloth-like backing, in addition to featuring SESAME STREET characters. The Company also launched DRYPERS ANTIBACTERIAL BABY WIPES WITH GERM GUARD as an extension of its growing baby wipes business.

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

On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. Other income for the year ended December 31, 1998 includes a nonrecurring gain, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with the Company's insurance carriers.

The initial results of the laundry detergent operation in the last two quarters of 1998, including an operating loss of $1.2 million, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5.3 million resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, is presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998.

In February 1999, the Company announced that it had lowered its 1999 expectations for its Latin American business due to the recent decline of the Brazilian real. The Company expects U.S. dollar sales from Brazil and Argentina to be lower than planned and cost of goods sold to be higher because of the currency situation, resulting in a reduction in expected 1999 annual earnings, primarily during the first half of 1999, of approximately $0.15 to $0.20 per diluted share on a consolidated basis. This adjustment reflects the time delay expected to implement anticipated price increases in order to pass through increases in raw material costs.

The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for each of the last three years.

                                        YEAR ENDED DECEMBER 31
                        ----------------------------------------------------
                              1996               1997             1998
                        ----------------  ----------------  ----------------
                                     (DOLLARS IN MILLIONS)
Domestic ............   $179.2     86.6%  $191.3     66.7%  $213.7     64.3%
International .......     27.8     13.4     95.7     33.3    118.9     35.7
                        ------   ------   ------   ------   ------   ------
      Total Net Sales   $207.0    100.0%  $287.0    100.0%  $332.6    100.0%
                        ======   ======   ======   ======   ======   ======

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

RESULTS OF OPERATIONS

The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the years ended December 31, 1996, 1997 and 1998.

                                                YEAR ENDED DECEMBER 31
                                               ------------------------
                                                1996     1997      1998
                                               ------   ------    -----
Net sales ..................................   100.0%   100.0%    100.0%
Cost of goods sold .........................    60.9     61.2      59.2
                                               -----    -----     -----
Gross profit ...............................    39.1     38.8      40.8
Selling, general and administrative expenses    34.0     31.3      37.2
                                               -----    -----     -----
Operating income ...........................     5.1      7.5       3.6
Interest expense, net ......................     4.3      3.5       5.0
Other income ...............................    --        0.1       1.3
                                               -----    -----     -----
Income (loss) from continuing operations
   before income tax provision and
   extraordinary item ......................     0.8      4.1      (0.1)
Income tax provision .......................     0.2      0.8       0.4
Extraordinary item .........................    --       (2.7)     --
                                               -----    -----     -----
Income (loss) from continuing operations ...     0.6      0.6      (0.5)
Discontinued operations ....................    --       --        (1.9)
                                               -----    -----     -----
Net income (loss) ..........................     0.6%     0.6%     (2.4)%
                                               =====    =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

NET SALES

Net sales increased 15.9% to $332.6 million for the year ended December 31, 1998 from $287.0 million for the year ended December 31, 1997. Domestic sales increased 11.7% to $213.7 million for the year ended December 31, 1998 from $191.3 million for 1997. This increase primarily reflects positive trade and consumer reaction to the national television media campaign in the United States for the Company's premium brand diapers. Additionally, the September launch of DRYPERS SUPREME WITH GERM GUARD LINER was a contributing factor to the increase in domestic sales. Net sales in the international sector grew 24.2% to $118.9 million for the year ended December 31, 1998 from $95.7 million in the prior year, reflecting growth in Brazil and Malaysia. Net sales for the Brazilian operations grew 25.9% during 1998 as compared to 1997, primarily due to a product promotion with Brazilian entertainer Xuxa. Argentine operations were disrupted in the third and fourth quarter of 1998 due to a fire in the Company's Argentina facility, resulting in only a slight increase in 1998 net sales as compared to 1997. (See"Other Income"). Additionally, the Company's Asian operations contributed significantly to the increase in international net sales. This was primarily due to the acquisition of PrimoSoft in Malaysia in September 1998. These increases were offset by a decrease in 1998 net sales for the Company's Mexican operations where the effect of a price war initiated in the first half of 1998 by a competitor continued throughout the third quarter. Although price increases were announced, signaling an abatement of this price war, increased purchases of competitors' products in anticipation of their announced price increases delayed a significant number of the Company's shipments until the fourth quarter of 1998. Despite the effects of this price war, the Company gained sizable new distribution in Mexico.

COST OF GOODS SOLD

Cost of goods sold decreased as a percentage of net sales to 59.2% for the year ended December 31, 1998 compared to 61.2% for the year ended December 31, 1997. This decrease primarily reflects gains in gross margins in Latin America, primarily Brazil. This increase in international gross margin percentage was slightly offset by decreased gross margins in the Company's North American operations. This was primarily the result of under-utilized capacity in the United States, put in place to accommodate the volume that may be expected from mass-merchant accounts if such mass merchant distribution is obtained in 1999. Improvements in domestic capacity utilization during the last half of 1998 were offset by inefficiencies related to the disruption of domestic production in order to produce replacement diapers for the Company's Argentine customers, needed because of the fire in the Company's Argentina facility.
(See-"Other Income").

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased as a percentage of net sales to 37.2% for the year ended December 31, 1998 compared to 31.3% for the year ended December 31, 1997. The increase primarily reflected the $10.0 million in costs associated with the Company's national television advertising campaign in the United States, which began in February 1998. This increase reflected the need for the Company to continue normal promotional spending in parallel with the media campaign until such time as increased brand recognition would allow a reduction in promotional spending to offset the cost of ongoing advertising. Additionally, selling and promotional costs related to international sales increased, primarily in Brazil.

OPERATING INCOME

As a result of the above factors, the Company's operating income decreased $9.6 million to $11.9 million for the year ended December 31, 1998 from $21.5 million for the year ended December 31, 1997. Operating income as a percentage of net sales was 3.6% for the year ended December 31, 1998 versus 7.5% in the prior year.

INTEREST EXPENSE, NET

Interest expense, net increased to $16.5 million for the year ended December 31, 1998 as compared to $10.0 million for the year ended December 31, 1997. The increase was primarily due to the issuance of the Company's 10 1/4% Senior Notes due 2007 ("10 1/4% Senior Notes") in June 1997 and March 1998 for $115.0 million and $30.0 million, respectively, amortization of additional deferred loan costs related to these transactions, and increased borrowing under the revolving Company's credit facility.

OTHER INCOME

On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. Other income for the year ended December 31, 1998 includes a nonrecurring gain representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with the Company's insurance carriers. For the year ended December 31, 1998, the Company has recorded approximately $4.0 million in other income primarily related to estimated proceeds under the Company's property damage claim as well as lost profits recoverable under the Company's business interruption policy for the months of August through December 1998.

INCOME TAXES

The Company recorded a provision of $1.6 million related to state and foreign taxes for the year ended December 31, 1998, compared to a provision of $2.3 million in 1997. The decrease is primarily due to net losses in Argentina resulting from the August fire and continued management focus on international tax planning strategies during 1998.

DISCONTINUED OPERATIONS

Results of the laundry detergent operation in the last two quarters 1998, including an operating loss of $1.2 million, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5.3 million resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, is presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. The $5.3 million loss on disposal includes $3.3 million for the write-off of the initial investment and receivable from the detergent operations and $2.0 million related to existing contractual obligations required to be satisfied in disposing of the business.


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased as a percentage of net sales to 31.3% for the year ended December 31, 1997 compared to 34.0% for the year ended December 31, 1996. The decrease reflected the Company's efforts and focus on reducing domestic per pad selling costs, including but not limited to reducing the face value and volume of coupons, in-store promotions and slotting fees and improved management and monitoring of, and controls over, promotional allowances. Increases in international sales, which have lower selling and promotional costs, also contributed to this decrease.

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

The Company's operations used $17.5 million of cash for the year ended December 31, 1998, $12.0 million of which related to expenditures resulting from the Argentina fire in August 1998, for which the Company had not been reimbursed as of December 31, 1998. The Company's operations used $6.9 million of cash during the year ended December 31, 1997. The use of cash during the year ended December 31, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable), payment of interest on the 10 1/4% Senior Notes and financing the working capital needs and restoration of the Company's Argentina operatioNs damaged by fire in August 1998. The use of cash during the year ended December 31, 1997, reflected the cash portion of the extraordinary item related to the Company's June 1997 issuance of $115.0 million of 10 1/4% Senior Notes and increases in working capital primarily for the growth in the Mexico and BrazIl operations, the latter including advances to the Company's previous contract manufacturer for future inventory purchases.

The Company's capital expenditures were $26.5 million for the year ended December 31, 1998 and $21.6 million for the year ended December 31, 1997. The increase between periods in capital expenditures related primarily to international production capacity increases and capital expenditures of approximately $6.4 million related to restoration of the Company's Argentina operations damaged by fire in August 1998. The Company's capital expenditures in 1997 reflected machine enhancements incurred in connection with the launch of DRYPERS WITH ALOE VERA and production capacity increases including the construction of a new facility in Mexico. The Company financed its capital expenditures in 1997 and 1998 through borrowings under its revolving credit facility and from the proceeds of the $115.0 million and $30.0 million offerings of 10 1/4% Senior Notes in June 1997 and March 1998, respectively.

The Company incurred cost increases of approximately $8.0 million in the first quarter of 1998 and approximately $2.0 million in the second quarter of 1998. The majority of these increases represented the cost of the Company's new advertising campaign, while the remainder related to the costs associated with the Company's discontinued laundry detergent business and the expansion of capacity in several Latin American markets.

The Company's estimated cash requirements during 1999 are primarily the funding of working capital needs, payment of debt service, planned capital expenditures of approximately $18.0 million and payment of contractual obligations to discontinue the laundry detergent business. Of the planned capital expenditures in 1999, approximately $8.0 million relates to rebuilding the facilities in Argentina. The remainder relates to the expansion of capacity and modifications to existing equipment to enable the Company to make future product enhancements. A substantial portion of the domestic capital expenditures will be financed through operating leases. As of December 31, 1998, the Company has recorded in prepaid expenses and other assets a receivable due from the insurance carriers of approximately $12.0 million related to the Argentina fire. This receivable is comprised of the replacement cost of damaged inventory and the estimated replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim, as well as estimated lost profits and fixed and incremental expenses for the months of August through December 1998 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received, and will periodically review such amount for possible adjustment, if necessary, in the future. As of December 31, 1998, the Company had received interim payments of $8.7 million on its claim and to date has received approximately $11.0 million in interim payments. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In order to return its Argentina facility to normal operating capacity on a timely basis and minimize the interruption in meeting consumer demand for Drypers products in Argentina, the Company has increased its borrowings outstanding under the Company's revolving credit facility to approximately $36.3 million as of December 31, 1998. Insurance proceeds anticipated to be received during the first and second quarters of 1999 will be used to reduce the amount outstanding under the revolving credit facility.

The Company operates in an industry in which patents relating to products, processes, apparatus and materials are more numerous than in many other fields. The Company takes careful steps to design, produce and sell its baby diapers and other products so as to avoid infringing any valid patents of its competitors. There can be no assurance that the Company will not be held to be infringing existing patents in the future. Any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company. In addition, as the Company continues to introduce new products and product innovations, the Company has incurred in the past, and may incur in the future, expenses related to license agreements and/or patent infringement insurance coverage.

The Company's working capital was $26.2 million as of December 31, 1998, compared to $48.7 million as of December 31, 1997. The Company's current assets increased from $77.0 million as of December 31, 1997 to $119.5 million as of December 31, 1998, and current liabilities increased from $28.3 million as of December 31, 1997 to $93.3 million as of December 31, 1998. Total debt increased from $118.3 million at December 31, 1997 to $187.7 million as of December 31, 1998.

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

In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4.0 million of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2.2 million. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners of such shares elected to receive $4.0 million in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair market value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest for $5.3 million in cash. Total cash consideration paid in connection with the transactions, including transaction costs, was approximately $9.8 million. In connection with the transactions, the Company also obtained a fair market value option to acquire Chansommes. On April 6, 1998, the Company exercised its option to acquire Chansommes effectively giving the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. Total consideration for the entire series of Brazilian venture was $15.1 million, which exceeded the estimated fair market value of the net tangible assets acquired by approximately $16.5 million, and this excess was recorded as goodwill.

On March 17, 1998, the Company closed a private issuance of an additional $30.0 million of 10 1/4% Senior Notes (the "New Senior Notes") at a price Of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior NoteS. Proceeds from the offering of the New Senior Notes were $30.4 million, $5.0 million of which was used to repay all outstanding indebtedness under the Company's former revolving credit facility, with the remaining proceeds used for general corporate purposes, including capital expenditures. The Company completed an exchange offer on July 13, 1998, pursuant to which all of the New Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

On June 24, 1997, the Company closed its private issuance of $115.0 million aggregate principal amount of 10 1/4% Senior Notes. Proceeds from the offering Of the 10 1/4% Senior Notes were used to repurchase $43.4 million of the $45.0 million in principal amount of the Company's 12 1/2% Senior Notes pursuant tO A tender offer therefore, to repay a $10.0 million working capital facility, to repay borrowings outstanding under the Company's former revolving credit facility, to repay a term loan with a bank, to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash. On December 10, 1997, the Company redeemed the remaining $1.6 million of 12 1/2% SeniOr Notes pursuant to an optional redemption provision. The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% SeniOr Notes issued at that time were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.


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

As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, the Company was in defalut under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the Company's revolving credit facility. The new credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2% to LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company plans to enter into discussions with the lender to restructure its facility into a combination of a revolver, term loan, and an over-advance facility.

At December 31, 1998, the Company's borrowing base would have permitted the Company to borrow up to an additional $12.4 million. As of March 31, 1999, under the most recent amendment to the revolving credit facility, the Company has no borrowing availability. However, the Company has numerous transactions currently in process which should generate approximately $9.7 million to $18.2 million in cash during April and May 1999 in excess of cash flow from operations, as described below. The Company is currently in the process of completing a sale-leaseback transaction related to its Mexican facility. This transaction is schedule to be completed by May 31, 1999 and should generate %5.2 million. Secondly, the Company has received commitments from two Malaysian financial institutions for lines of credit aggregating approximately $2.5 million. These facilities should be in place within the month of April 1999 and are denominated in the local currency. These transactions also serve as a self-hedge for the Company against potential foreign currency exposure in that country. The Company is also in the process of securing additional Malaysian financing proposals, which could generate another $2.5 million. Thirdly, the Company has received a commitment from its insurance carrier that a $2.0 million interim payment will be received during the first week in April 1999, and the Company is continuing its efforts to make further progress on bringing the insurance claim process to closure by collecting the remaining insurance receivable of approximately $8.0 million. Finally, the Company continues to pursue operating lease financing for its major capital projects.

Manatgement believes that future cash flow from operations, together with cash on hand, available borrowings under the Company's revolving credit facility, borrowings under foreign credit facilities, sale-leaseback of foreign land and buildings, insurance proceeds related to the Argentina fire and potential operating lease financing arrangements will be adequate to meet the Company's anticipated cash requirements for 1999, including working capital expenditures, debt service and acquisitions.


 MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. The Company's exposure to market risk for changes in interest rates relate primarily to variable rate borrowings outstanding under the Company's revolving credit facility discussed above. At December 31, 1998, the Company had $36.3 million outstanding under the revolving credit facility. An increase in interest rates of 1% would reduce annual net income by approximately $.4 million. The Company's remaining debt obligations as of December 31, 1998 were primarily $145.0 million of Senior Notes, which carry a fixed interest rate of 10 1/4%, and thus, have no earnings exposure for chargEs in interest rates.


INFLATION AND CURRENCY DEVALUATION

Inflationary conditions in the United States have been moderate and have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, inflation has, historically, not had a material impact on the results of operations of the Company's operations located in that region because the Company has generally been able to pass on cost increases to its customers. However, due to the recent economic events in Latin America and Asia, inflationary conditions and/or the effect of currency devaluations could have a material impact on the results of operations in these locations. The Company is currently evaluating the possibility of borrowing at the foreign subsidiary level in the respective local currency to create a self-hedge against future exposure to currency devaluation.

NEW ACCOUNTING STANDARDS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of January 1, 2000 and does not expect the adoption of this statement to have a material effect on its financial position or results of operations.


YEAR 2000

The operation of the Company's business depends in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including materials purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Year 2000 compliance issues exist because many computer systems and applications currently use two-digit date fields to designate a year. Therefore, date sensitive systems may recognize the year 2000 as the year 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Programs and Systems to process critical financial and operational information incorrectly. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance problems and recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems comply with the requirements to process transactions in the year 2000. The following is a status report of the Company's efforts to date for fulfilling those compliance requirements:

THE COMPANY'S STATE OF READINESS

It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. Replacement of domestic Programs and Systems with PeopleSoft, which is Year 2000 compliant, is currently underway, and is scheduled to be fully tested and implemented during the second quarter of 1999. Testing of existing international Programs and Systems is scheduled to be fully completed and necessary changes implemented by the end of the third quarter of 1999. Evaluation and modification of all desktop hardware throughout the Company is currently in process and should be completed by the end of the third quarter of 1999. Additionally, potentially date sensitive chips embedded within production equipment are currently being tested to identify and address any problems. The Company anticipates that this process will be complete by the end of the third quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

The Company expects that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems will be approximately $4.0 million during 1998 and 1999. Approximately $2.3 million had been expended on the PeopleSoft software and implementation process at December 31, 1998.

RISKS OF YEAR 2000 ISSUES

The Company is in the process of executing its formal Year 2000 compliance plan and expects to achieve implementation on or before September 30, 1999. The Company has requested from its principal customers, suppliers and service providers (such as financial institutions) written statements regarding their knowledge of and plans for meeting the Year 2000 compliance requirements, and anticipates receiving responses by April 30, 1999. However, no assurance can be given that these efforts will be successful. If any of the Company's significant customers, suppliers, or service providers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. However, the Company has multiple suppliers for its primary raw materials and has no major customers which alone comprise greater than 10% of total net sales. Thus, alternate approaches are available in these areas to mitigate the risks to the Company of Year 2000 noncompliance by these third parties.

CONTINGENCY PLANS

Even though management believes the Company will successfully implement its formal Year 2000 compliance plan, the Company is currently developing a "Worst Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. This contingency plan is scheduled to be in place by September 30, 1999.

YEAR 2000 READINESS DISCLOSURES

ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURES ACT.

OTHER INFORMATION

Among the factors that have a direct bearing on the Company's results of operations and financial condition are the following factors:

LEVERAGE AND DEBT SERVICE. The Company is highly leveraged. The Company's ability to meet its debt service obligations and to reduce its total debt will depend on the Company's future performance, which will be subject to general economic conditions and financial, business and other factors affecting the operations of the Company, many of which the Company does not control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company cannot generate sufficient cash flow from operations in the future to service its debt, it may need to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such financing could be obtained on terms acceptable to the Company, if at all.

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

PRICE CHANGES BY COMPETITORS. The disposable diaper industry is characterized by substantial price competition, which is effected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger competitors initiates such pricing changes. The Company may respond to these pricing changes with changes to its own prices, product counts or promotional programs. The process of fully implementing such changes may require a number of months and the Company's operating results may be adversely affected. For example, during the third quarter of 1997 and first three quarters of 1998, price competition by Procter & Gamble adversely impacted the Company's operations in Puerto Rico and Mexico, respectively. There can be no assurance that future price or product changes by the Company's larger competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position. In addition, there can be no assurance that the major producers of private label diapers will not price or position their products in such a manner as to have a material adverse effect on the Company.


DEPENDENCE ON KEY PRODUCTS AND ACCEPTANCE OF PRODUCT INNOVATIONS. The Company's DRYPERS brand premium brand diapers and training pants accounted for 62.0%, 52.3% and 47.6% of the Company's net sales for 1996, 1997 and 1998, respectively. The Company has made substantial investments in manufacturing equipment and processes for these products. In addition, the Company from time to time has introduced product innovations that are incorporated into all of the Company's premium products. The Company substantially depends on the continued success of sales of these products and customer acceptance of its product innovations. A number of factors could materially reduce sales by the Company of its products, or the profitability of such sales, including actions by its competitors, shifts in consumer preferences or the lack of acceptance of the Company's product innovations. There can be no assurance that in the future such factors will not have a material adverse effect on the Company.

COSTS OF CERTAIN RAW MATERIALS. Raw materials, especially pulp, superabsorbent polymers and polypropylene nonwoven fabric, are significant components of the Company's products and packaging. An industry-wide shortage or a significant increase in the price of any of these components could adversely affect the Company's ability to maintain its profit margins if price competition does not permit the Company to increase its prices.

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS, DEVALUATIONS AND RESTRICTIONS. The Company currently has operations in Argentina, Mexico, Brazil, Singapore, Malaysia and Colombia and expects its international operations to become a larger contributor to sales and profitability in the future. The success of the Company's sales to, operations in and expansion into international markets depends on numerous factors, many of which the Company does not control. Such factors include economic conditions in the foreign countries in which the Company operates in which it sells its products. In addition, international operations and expansion may increase the Company's exposure to certain common risks in the conduct of business outside the United States, including currency exchange rate fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards, political risks and risks of increases in duties, taxes and governmental royalties. Moreover, the level of the Company's exports are impacted by the relative strength or weakness of the U.S. dollar. Other than the United States, each country in which the Company operates has experienced political and economic instability in recent years. Moreover, as recent events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic crises elsewhere in the region. The economies of Latin America are characterized by extensive government intervention in the economy; inflation and, in some cases, hyperinflation; currency devaluations, fluctuations, controls and shortages; and troubled and insolvent financial institutions. Any of the foregoing could have a material adverse effect on the Company.


INTELLECTUAL PROPERTY RISKS. The Company's larger branded competitors normally seek U.S. and foreign patent protection for the product enhancements they develop. The Company believes it has been able to introduce product features comparable to those introduced by its competitors by using manufacturing methods or materials that are not protected by patents, although there can be no assurance that the Company can to continue to do so in the future. To the extent the Company is not able to introduce comparable products on a timely basis, its financial position and results of operations could be materially adversely affected.

In addition, the Company from time to time has received, and may receive in the future, communications from third parties, asserting that the Company's products, trademarks, designs, labels or packaging infringe upon such third parties' intellectual property rights. There can be no assurance that third parties will not successfully assert claims against the Company with respect to existing or future products or packaging. Should the Company be found to infringe on the intellectual property rights of others, the Company could be required to cease use of certain products, trademarks, designs, labels or packaging or pay damages to the affected parties, any of which could have a material adverse effect on the Company. Substantial costs also may be incurred by the Company in redesigning its labels or packaging, in selecting and clearing new trademarks or in defending any legal action.


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


SCOPE OF INSURANCE COVERAGE. The Company obtains insurance coverage that management of the Company believes is adequate for its needs based in part on coverage obtained by companies that are in the same industry as the Company and the needs of the Company in its various locations around the world. To the extent that such insurance coverage is insufficient to cover a claim in a particular situation or to the extent that coverage is denied or delayed by the carrier for some reason, the Company may be required to fund any such losses out of available cash flow and its financial position and results of operations could be materially adversely affected.


COVENANT LIMITATIONS. The Company's debt and operating lease agreements contain numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional debt, to create liens or other encumbrances, to pay dividends and make other investments and restricted payments, to sell or otherwise dispose of assets and to merge or consolidate with other entities. The Company's credit facility also requires the Company to meet certain financial ratios and tests. A failure to comply with the obligations contained in such debt agreements could result in an event of default thereunder, which could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing debt that may contain cross-acceleration or cross-default provisions. The effects of any such default or acceleration could have a material adverse effect on the Company's financial position or results of operations.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Drypers Corporation:

We have audited the accompanying consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drypers Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Houston, Texas
February 18, 1999

                      DRYPERS CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                  DECEMBER 31
                                                            ----------------------
                                                               1997         1998
                                                            ---------    ---------
                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................   $   9,269    $  12,309
   Accounts receivable, net of allowance for
     doubtful accounts of $2,064 and $2,635, respectively      33,941       49,253
   Inventories ..........................................      21,090       29,822
   Prepaid expenses and other ...........................      12,730       28,164
                                                            ---------    ---------

             Total current assets .......................      77,030      119,548

PROPERTY, PLANT AND EQUIPMENT, net of depreciation and
  amortization of $17,769 and $24,594, respectively......      53,270       81,903

INTANGIBLE AND OTHER ASSETS, net of amortization
  of $13,438 and $17,373, respectively...................      74,932       98,721
                                                            ---------    ---------
                                                            $ 205,232    $ 300,172
                                                            =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings ................................   $    --      $  38,385
   Current portion of long-term debt ....................       1,593          322
   Accounts payable .....................................      16,558       33,407
   Accrued liabilities ..................................      10,151       21,202
                                                            ---------    ---------

             Total current liabilities ..................      28,302       93,316

LONG-TERM DEBT ..........................................       1,755        2,967

SENIOR TERM NOTES .......................................     115,000      145,997

OTHER LONG-TERM LIABILITIES .............................       4,595        7,364
                                                            ---------    ---------
                                                              149,652      249,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, 61,110 and -0- shares issued and
      outstanding, respectively .........................           1         --
   Common stock, $.001 par value, 30,000,000 shares
      authorized, 10,513,223 and 17,706,660 shares
      issued and outstanding, respectively ..............          10           18
   Additional paid-in capital ...........................      69,998       75,244
   Warrants .............................................       1,097          180
   Retained deficit .....................................     (15,526)     (23,731)
   Foreign currency translation adjustments .............        --         (1,183)
                                                            ---------    ---------

             Total stockholders' equity .................      55,580       50,528
                                                            ---------    ---------

                                                            $ 205,232    $ 300,172
                                                            =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In Thousands, Except Share Data)

                                                                          YEAR ENDED DECEMBER 31
                                                                -------------------------------------------
                                                                    1996          1997            1998
                                                                ------------   ------------    ------------
NET SALES ...................................................   $    207,014   $    287,010    $    332,640

COST OF GOODS SOLD ..........................................        126,128        175,545         196,985
                                                                ------------   ------------    ------------

     Gross profit ...........................................         80,886        111,465         135,655

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ................         70,333         89,973         123,734
                                                                ------------   ------------    ------------

     Operating income .......................................         10,553         21,492          11,921

RELATED-PARTY INTEREST EXPENSE ..............................            354            199            --

OTHER INTEREST EXPENSE, net .................................          8,577          9,758          16,476

OTHER INCOME ................................................           --              253           4,466
                                                                ------------   ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX PROVISION AND EXTRAORDINARY ITEM
                                                                       1,622         11,788             (89)

INCOME TAX PROVISION ........................................            309          2,344           1,565
                                                                ------------   ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEM........................................          1,313          9,444          (1,654)

EXTRAORDINARY ITEM:
   Costs of early extinguishment of debt ....................           --           (7,769)           --
                                                                ------------   ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ....................          1,313          1,675          (1,654)

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued laundry detergent
      business ..............................................           --             --            (1,193)
   Loss on disposal of detergent business ...................           --             --            (5,278)
                                                                ------------   ------------    ------------

NET INCOME (LOSS) ...........................................          1,313          1,675          (8,125)

PREFERRED STOCK DIVIDEND ....................................            561            583              80
                                                                ------------   ------------    ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS........   $        752   $      1,092    $     (8,205)
                                                                ============   ============    ============

INCOME (LOSS) PER COMMON SHARE:
   Basic earnings (loss) per share:
         Continuing operations ..............................   $        .11   $       1.00    $       (.11)
         Extraordinary loss from early extinguishment of debt           --             (.88)           --
         Discontinued operations ............................           --             --              (.40)
                                                                ------------   ------------    ------------
         Net income (loss) ..................................   $        .11   $        .12    $       (.51)
                                                                ============   ============    ============

   Diluted earnings (loss) per share:
         Continuing operations ..............................   $        .09   $        .51    $       (.11)
         Extraordinary loss from early extinguishment of debt           --             (.42)           --
         Discontinued operations ............................           --             --              (.40)
                                                                ------------   ------------    ------------
         Net income (loss) ..................................   $        .09   $        .09    $       (.51)
                                                                ============   ============    ============

COMMON SHARES OUTSTANDING ...................................      6,694,298      8,878,638      16,110,429
                                                                ============   ============    ============

COMMON AND POTENTIAL COMMON SHARES OUTSTANDING ..............     15,064,913     18,469,676      16,110,429
                                                                ============   ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In Thousands)

                                                            YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                          1996      1997       1998
                                                        -------   -------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS   $   752   $ 1,092    $(8,205)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS ............      --        --       (1,183)
                                                        -------   -------    -------
COMPREHENSIVE INCOME (LOSS) .........................   $   752   $ 1,092    $(9,388)
                                                        =======   =======    =======

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In Thousands, Except Share Data)


                                              PREFERRED      COMMON
                                               SHARES        SHARES                               ADDITIONAL
                                              ISSUED AND    ISSUED AND  PREFERRED     COMMON       PAID-IN
                                             OUTSTANDING   OUTSTANDING    STOCK       STOCK        CAPITAL     WARRANTS
                                            ------------  ------------ ----------    ----------  -----------   ----------
BALANCE, December 31, 1995 ..............         --       6,619,804   $     --      $        7   $   58,482   $      703
   Issuance of preferred stock, net of
      $178 in offering costs ............       90,000          --              1          --          8,157          692
   Issuance of common stock in connection
      with refinancing ..................         --         194,780         --            --            609         --
   Issuance of common stock in connection
      with an acquisition ...............         --         360,000         --            --          1,575         --
   Preferred stock dividends ($6.23 per
      share) ............................         --            --           --            --           --           --
   Exercise of stock options ............         --           4,646         --            --           --           --
   Net income ...........................         --            --           --            --           --           --
                                            ----------    ----------    ----------   ----------   ----------    ----------

BALANCE, December 31, 1996 ..............       90,000     7,179,230            1             7       68,823        1,395
   Issuance of common stock in connection
      with acquisitions .................         --          71,657         --            --            200         --
   Conversion of preferred stock and
      dividends into common stock .......      (28,890)    2,937,417         --               3          312         --
   Preferred stock dividends ($7.50 per
      share) ............................         --            --           --            --           --           --
   Effect of stock option and stock
      purchase plans ....................         --         111,348         --            --            283         --
   Issuance of warrants .................         --            --           --            --           --             50
   Exercise of warrants .................         --         213,571         --            --            380         (348)
   Net income ...........................         --            --           --            --           --           --
                                            ----------    ----------    ----------   ----------   ----------    ----------
BALANCE, December 31, 1997 ..............       61,110    10,513,223            1            10       69,998        1,097

   Issuance of common stock in connection
      with an acquisition ...............         --         403,571         --            --          2,825         --
   Conversion of preferred stock and
      dividends into common stock .......      (61,110)    6,292,364           (1)            7        1,058         --
   Preferred stock dividends ($1.25 per
      share) ............................         --            --           --            --           --           --
   Effect of stock option and stock
      purchase plans ....................         --          79,080         --            --            381         --
   Forfeiture of expired warrants .......         --            --           --            --            254         (254)
   Exercise of warrants .................         --         418,422         --               1          728         (663)
   Net loss .............................         --            --           --            --           --           --
   Translation adjustments ..............         --            --           --            --           --           --
                                            ----------    ----------    ----------   ----------   ----------    ----------
BALANCE, December 31, 1998 ..............         --      17,706,660    $    --      $       18   $   75,244    $     180
                                            ==========    ==========    ==========   ==========   ==========    ==========

                                                            FOREIGN
                                                            CURRENCY
                                             RETAINED      TRANSLATION
                                              DEFICIT      ADJUSTMENTS
                                            -----------   ------------

BALANCE, December 31, 1995 ..............   $  (17,370)   $     --
   Issuance of preferred stock, net of
      $178 in offering costs ............         --            --
   Issuance of common stock in connection
      with refinancing ..................         --            --
   Issuance of common stock in connection
      with an acquisition ...............         --            --
   Preferred stock dividends ($6.23 per
      share) ............................         (561)         --
   Exercise of stock options ............         --            --
   Net income ...........................        1,313          --
                                             ----------    ----------

BALANCE, December 31, 1996 ..............      (16,618)         --
   Issuance of common stock in connection
      with acquisitions .................         --            --
   Conversion of preferred stock and
      dividends into common stock .......         --            --
   Preferred stock dividends ($7.50 per
      share) ............................         (583)         --
   Effect of stock option and stock
      purchase plans ....................         --            --
   Issuance of warrants .................         --            --
   Exercise of warrants .................         --            --
   Net income ...........................        1,675          --
                                             ----------    ----------
BALANCE, December 31, 1997 ..............      (15,526)         --

   Issuance of common stock in connection
      with an acquisition ...............         --            --
   Conversion of preferred stock and
      dividends into common stock .......         --            --
   Preferred stock dividends ($1.25 per
      share) ............................          (80)         --
   Effect of stock option and stock
      purchase plans ....................         --            --
   Forfeiture of expired warrants .......
   Exercise of warrants .................         --            --
   Net loss .............................       (8,125)         --
   Translation adjustments ..............         --          (1,183)
                                             ----------    ----------
BALANCE, December 31, 1998 ..............   $  (23,731)    $  (1,183)
                                             ==========    ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                            YEAR ENDED DECEMBER 31
                                                                    ------------------------------------
                                                                        1996        1997         1998
                                                                    ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................   $   1,313    $   1,675    $  (8,125)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities
      from continuing operations:
         Discontinued operations ................................        --           --          6,471
         Depreciation and amortization ..........................       7,624        8,220       10,353
         Non-cash portion of extraordinary item .................        --          3,745         --
         Write-off of machinery and equipment
            resulting from Argentina fire .......................        --           --          2,894
         Other ..................................................         401           63         (181)
         Changes in operating assets and liabilities,
            net of acquisitions-
            Increase in-
               Accounts receivable ..............................      (5,724)      (3,310)     (14,586)
               Inventories ......................................         (67)      (9,474)      (6,616)
               Prepaid expenses and other .......................        (973)      (8,320)      (6,466)
            Effect of insurance receivable related to
               Argentina fire ...................................        --           --        (11,961)
            Increase (decrease) in-
               Accounts payable .................................      (2,974)        (400)       9,633
               Accrued liabilities ..............................      (3,891)         853        3,226
            Charge in Other Long-term liabilities ...............        --          --          (2,162)
                                                                    ---------    ---------    ---------
                  Net cash used in operating activities
                     of continuing operations ...................      (4,291)      (6,948)     (17,520)
                                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...........................      (5,931)     (21,598)     (26,481)
    Proceeds from sale of equipment .............................         800         --           --
   Investment in other noncurrent assets ........................      (1,197)      (2,754)      (3,409)
   Payments under noncompete agreements .........................        (400)        (231)        --
   Refund of deposits ...........................................       2,573        1,136         --
   Investment in Mexico acquisition, net of cash acquired .......        --           (595)      (1,175)
   Investment in Brazilian acquisition, net of cash acquired ....        --         (9,827)      (3,943)
   Investment in Malaysian acquisition, net of cash acquired ....        --           --        (10,207)
                                                                    ---------    ---------    ---------
                  Net cash used in investing activities
                     of continuing operations ...................      (4,155)     (33,869)     (45,215)
                                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under senior term notes ...........................        --        115,000       31,087
   Payments on senior term notes ................................        --        (45,000)        --
   Borrowings under working capital facility ....................        --         10,000         --
   Payments on working capital facility .........................        --        (10,000)        --
   Borrowings under revolvers ...................................     157,677       79,296       71,417
   Payments on revolvers ........................................    (153,968)     (94,918)     (35,100)
   Borrowings under (payments on) other debt ....................        (625)      (5,022)       2,242
   Financing related costs ......................................        (773)      (4,708)      (2,891)
   Proceeds from issuance of common stock .......................        --            200         --
   Proceeds from issuance of preferred stock ....................       8,822         --           --
   Proceeds from stock options, warrants, and stock purchase plan        --            315          213
                                                                    ---------    ---------    ---------
                  Net cash provided by financing activities
                     of continuing operations ...................      11,133       45,163       66,968
CASH USED IN DISCONTINUED OPERATIONS ............................        --           --         (1,193)
                                                                    ---------    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................       2,687        4,346        3,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................       2,236        4,923        9,269
                                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................   $   4,923    $   9,269    $  12,309
                                                                    =========    =========    =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Drypers Corporation and its subsidiaries (the "Company") is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, the Company is the third largest producer of branded disposable baby diapers in the United States. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company's DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S.
grocery stores.

Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began with test distribution in two national mass merchants (Wal-Mart and Kmart).

Drypers is the sixth largest diaper producer in the world. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company, through a series of start-ups and acquisitions, currently produces diapers in Puerto Rico, Argentina, Mexico, Brazil and Malaysia. Wal-Mart International has selected the Company to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico, and also supplies Drypers branded products to Wal-Mart stores in these markets. Recently, the Company gained distribution in the Wal-Mart stores in China, Canada and Germany. The Company intends to continue to expand its operations in Argentina, Brazil, Mexico, Malaysia and Colombia and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

BUSINESS CONDITIONS

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

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, including goodwill and insurance receivables, and liabilities, including promotional accruals, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers, which include regional distributors, grocery stores and mass-merchants, in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and credit losses, when realized, have been within the range of management's expectations.

INVENTORIES

Inventories at December 31, 1997 and 1998, consisted of the following (in thousands):

                                          1997          1998
                                        -------       -------

Raw materials .....................     $ 6,948       $12,702
Finished goods ....................      14,142        17,120
                                        -------       -------

                                        $21,090       $29,822
                                        =======       =======

Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the costs of materials, labor and overhead.

PROPERTY, PLANT  AND EQUIPMENT

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

                                                   USEFUL LIVES
                                                   ------------
Machinery and equipment                           10 - 15 years
Buildings                                              20 years
Office equipment and furniture                          5 years
Automobiles                                             5 years
Leasehold improvements                       Lesser of term of lease or
                                                   life of asset

Property, plant and equipment at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                          1997           1998
                                                       ----------     ---------

Machinery and equipment ..........................     $  57,159      $  85,934
Land and buildings ...............................         7,181         10,944
Office equipment and furniture ...................         3,638          5,542
Automobiles ......................................           189            659
Leasehold improvements ...........................         2,872          3,418
                                                       ---------      ---------
                                                          71,039        106,497
Accumulated depreciation and amortization ........       (17,769)       (24,594)
                                                       ---------      ---------

                                                       $  53,270      $  81,903
                                                       =========      =========

INTANGIBLE AND OTHER ASSETS

As of December 31, 1997 and 1998, intangible and other assets, net of accumulated amortization, consisted of the following (in thousands):

                                            1997         1998
                                          -------      -------
Goodwill--
  20 year amortization ................   $10,409      $ 9,857
  30 year amortization ................    11,668       25,749
  40 year amortization ................    44,830       41,595
Deferred financing costs ..............     4,502        6,579
License agreements ....................     1,002        8,582
Software costs ........................      --          2,816
Other .................................     2,521        3,543
                                          -------      -------
                                          $74,932      $98,721
                                          =======      =======

Goodwill is amortized over 20 years to 40 years using the straight-line method. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may be impaired.

Deferred financing costs are amortized over the lives of the related debt using the effective interest method. The license agreements are amortized over the estimated lives of the relevant patents, using the straight-line method. Deffered software costs are amortized over three years, using the straight-line method.

ACCRUED LIABILITIES

Accrued liabilities at December 31, 1997 and 1998, consisted of the following (in thousands):

                                                            1997      1998
                                                          -------    -------
Selling and promotional ................................  $ 3,546    $ 4,004
Interest payable .......................................      681        704
License agreement payable ..............................      400      2,000
Property and sales tax payable .........................    1,958      2,388
Contractual obligations - discontinued operations ......     --        2,000
Employee-related liabilities ...........................    3,140      3,087
Other ..................................................      426      7,019
                                                          -------    -------
                                                          $10,151    $21,202
                                                          =======    =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of these instruments excluding debt are considered to be representative of their respective fair values. The fair value of the Company's debt instruments is discussed in Note 5.

REVENUE RECOGNITION

The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment.

COUPON PROMOTIONS

The Company follows the policy of recognizing promotion expense when products are shipped, based on the estimated redemption rate.


ADVERTISING

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense for the years ended December 31, 1996, 1997 and 1998, was $1,854,000, $3,219,000 and $10,383,000, respectively.
Advertising expense for the year ended December 31, 1998 reflects the Company's national television campaign in the United States in the United States.

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

                                                                1996          1997            1998
                                                           ------------   ------------    ------------
BASIC EARNINGS PER SHARE:
   Income (loss)  from continuing operations
      before extraordinary item, less
      preferred stock dividend .........................   $        752   $      8,861    $     (1,734)
   Extraordinary item ..................................           --           (7,769)           --
                                                           ------------   ------------    ------------
   Income (loss) from continuing operations ............            752          1,092          (1,734)
   Discontinued operations .............................           --             --            (6,471)
                                                           ------------   ------------    ------------
   Net income (loss) attributable to common stockholders   $        752   $      1,092    $     (8,205)
                                                           ============   ============    ============

   Weighted average number common shares outstanding ...      6,694,298      8,878,638      16,110,429
                                                           ============   ============    ============

   Income (loss) from continuing operations.............   $        .11   $       1.00    $       (.11)
   Extraordinary item ..................................           --             (.88)           --
   Discontinued operations .............................           --             --              (.40)
                                                           ------------   ------------    ------------
   Net income (loss) ...................................   $        .11   $        .12    $       (.51)
                                                           ============   ============    ============

DILUTED EARNINGS PER SHARE:
   Income (loss) from continuing operations
      before extraordinary item, less
      preferred stock dividend in 1998 .................          1,313   $      9,444    $     (1,734)
   Extraordinary item ..................................           --           (7,769)           --
                                                           ------------   ------------    ------------
   Income (loss) from continuing operations ............          1,313          1,675          (1,734)
   Discontinued operations .............................           --             --            (6,471)
                                                           ------------   ------------    ------------
   Net income (loss) ...................................   $      1,313   $      1,675    $     (8,205)
                                                           ============   ============    ============

   Weighted average number common shares outstanding ...      6,694,298      8,878,638      16,110,429
   Dilutive effect - options and warrants ..............        870,615      1,839,648            --
   Dilutive effect - preferred stock ...................      7,500,000      7,751,390            --
                                                           ------------   ------------    ------------
                                                             15,064,913     18,469,676      16,110,429
                                                           ============   ============    ============

   Income (loss) from continuing operations ............   $        .09   $        .51    $       (.11)
   Extraordinary item ..................................           --             (.42)           --
   Discontinued operations .............................           --             --              (.40)
                                                           ------------   ------------    ------------
   Net income (loss) ...................................   $        .09   $        .09    $       (.51)
                                                           ============   ============    ============

For the years ended December 31, 1996, 1997 and 1998, options and warrants excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 85,978, 168,185, and 844,100, respectively. Additionally, for the year ended December 31, 1998, 1,035,475 weighted average shares of preferred stock were excluded from the diluted earning per share calculation because their effect was antidilutive to the calculation.


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

STATEMENTS OF CASH FLOWS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                     1996          1997          1998
                                                                   --------      -------       --------
Income taxes paid ..............................................   $  --         $ 2,022       $ 2,165
Interest paid ..................................................   $10,646       $11,221       $14,861
Non cash transactions:

  Common stock issued for Mexico acquisition ...................   $ 1,575       $  --         $  --
  Warrants issued in connection with refinancing ...............   $   609       $  --         $  --
  Warrants issued to financial institution for services provided
      in connection with providing a working capital facility ..   $  --         $    50       $  --
  Cancellation of outstanding receivable due from Brazilian
      affiliate in connection with an acquisition ..............   $  --         $ 2,167       $  --
  Common stock issued for Malaysia acquisition .................   $  --         $  --         $ 2,825

FOREIGN CURRENCY TRANSLATION

Local currencies are generally considered the functional currencies outside the United States, except in countries which are highly inflationary. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year.

For operations in countries which are highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. As of January 1, 1998, Brazil was no longer highly inflationary. As of January 1, 1999, Mexico will no longer be highly inflationary.

RECLASSIFICATIONS

Certain reclassifications have been made in the accompanying consolidated financial statements for the years ended December 31, 1996 and 1997, to conform with the presentation used in the December 31, 1998, consolidated financial statements.

NEW ACCOUNTING STANDARDS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of January 1, 2000 and does not expect the adoption of this statement to have a material effect on its financial position or results of operations as it does not currently hold derivatives.

2.   DISCONTINUED OPERATIONS:

The initial results of the laundry detergent operation in the last two quarters of 1998, which generated an operating loss of $1,193,000 caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5,278,000 resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, is presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. The $5,278,000 loss on disposal includes $3,278,000 for the write-off of the initial investment and receivable from the detergent operation and $2,000,000 related to existing contractual obligations required to be satisfied in disposing of the business.

3.  FIRE AT ARGENTINA FACILITY:

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

As of December 31, 1998, the Company had received interim payments of $8,700,000 on its claim and to date has received approximately $11,000,000 in interim payments. As of December 31, 1998, the Company has recorded approximately $4,000,000 in other income primarily related to proceeds under the Company's property damage claim as well as lost profits recoverable under the Company's business interruption policy for the months of August through December 1998. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. The Company has recorded a substantial nonrecurring gain as other income, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with the Company's insurance carriers.

As of December 31, 1998, the Company has recorded in prepaid expenses and other assets a receivable due from the insurance carriers of approximately $12,000,000 related to the Argentina fire. This receivable is comprised of the estimated remaining replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profit and fixed expenses for the months of August through December 1998 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received, and will periodically review such amount for possible adjustment, if necessary, in the future. Of the total receivable amount, $2,300,000 has been received in 1999.


4.   AQUISITIONS:

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

BRAZIL

In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4,000,000 of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2,167,000. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners of such shares elected to receive $4,000,000 in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair market value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest for $5,300,000 in cash. Total cash consideration paid in connection with the transactions, including transaction costs, was approximately $9,827,000. In connection with the transactions, the Company also obtained a fair market value option to acquire Chansommes. On April 6, 1998, the Company exercised its option to acquire Chansommes, effectively giving the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. Total consideration for the entire series of Brazilian transactions was $15,077,000 ( current assets of $1,708, property, plant and equipment of $11,292,000 and liabilities of $14,373,000) and exceeded the estimated fair market value of the net tangible assets acquired by approximately $16,450,000 and this excess was recorded as goodwill.

MALAYSIA

Effective September 11, 1998, the Company acquired certain assets and assumed certain liabilities of PrimoSoft, a Malaysian manufacturer of disposable baby diapers, for approximately $2,825,000 of the Company's common stock (403,571 shares issued on September 11, 1998) and approximately $10,290,000 in cash. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values (current assets $2,618,000, property and equipment of $3,093,000 and liabilities of $257,000). The consideration paid for PrimoSoft exceeded the estimated fair market value of the net tangible assets acquired by approximately $7,661,000 and this excess was recorded as goodwill.


5.   DEBT:

SHORT-TERM BORROWINGS

As of December 31, 1997, there were no borrowings outstanding under revolving credit facilities. As of December 31, 1998, the Company had borrowings outstanding of $36,317,000 under revolving credit facilities, at a weighted average interest rate of 8.2%.

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

As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an aggrement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the Company's revolving credit facility. The new credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR PLUS 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company plans to enter into discussions with the lender to restructure its facility into a combination of a revolver, term loan, and an over-advance facility.

The Company has issued a letter of credit for approximately $1,250,000 in connection with an operating lease for a diaper production line. This amount reduces the borrowing availability under the Company's revolving credit facility.

Short-term borrowings for the international operations were not material as of December 31, 1997 and 1998.


LONG-TERM DEBT

Long-term debt as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                                            1997          1998
                                                          -------       -------
Note payable, due 2001, interest at 8.4%,
  partially secured by land and buildings...........        1,950         1,707
Various other notes payable ........................        1,398         1,582
                                                          -------       -------
                                                            3,348         3,289
       Less: current maturities ....................       (1,593)         (322)
                                                          -------       -------
                                                          $ 1,755       $ 2,967
                                                          =======       =======


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


SENIOR TERM NOTES

Long-term debt under senior term notes as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                                             1997         1998
                                                           --------     --------
10 1/4% Senior Notes, interest due semiannually
     on June 15 and December 15, principal due
     June 15, 2007, including unamortized bond
     premium of $-- and $997, respectively ...........     $115,000     $145,997
                                                           ========     ========

On June 24, 1997, the Company closed a private issuance of $115,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2007 ("10 1/4% Senior Notes"). Proceeds from the offering of the 10 1/4% Senior Notes were used to repurchase $43,400,000 of the $45,000,000 in principal amount of the Company's outstanding 12 1/2% Senior Notes pursuant to a tender offer therefore, to repay the $10,000,000 Working Capital Facility, to repay borrowings outstanding under the Company's revolving credit facility, to repay a term loan with a bank and to repay the Company's junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, the Company recognized an extraordinary expense of $7,769,000 for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3,745,000 was non-cash. On December 10, 1997, the Company redeemed the remaining $1,600,000 of 12 1/2% Senior Notes pursuant to an optional redemption provision. The Company completed an exchange offer on October 14, 1997, pursuant to which all of the 10 1/4% Senior Notes issued at that time were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

On March 17, 1998, the Company closed a private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes were used to repay all outstanding indebtedness under the revolving credit facility, with the remaining proceeds used for general corporate purposes, including capital expenditures. The Company completed an exchange offer on July 13, 1998, pursuant to which all of the New Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

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

The fair value of the Company's 10 1/4% Senior Notes and New Senior Notes was estimated using discounted cash flow analysis based on the Company's current incremental interest rate for similar financial instruments, and was estimated at approximately $144,261,000 as of December 31, 1998.

6.     INCOME TAXES:

Income (loss) from continuing operations before income tax provision and extraordinary item and income tax provision for the years ended December 31, 1996, 1997 and 1998 are composed of the following (in thousands):

                                                 1996       1997       1998
                                               -------    -------    --------
Income (loss) from continuing operations
   before income tax provision and
   extraordinary item
      United States ........................   $ 1,287    $ 3,481    $(2,436)
      Non-United States ....................       335      8,307      2,347
                                               -------    -------    -------

                                               $ 1,622    $11,788    $   (89)
                                               =======    =======    =======

Income tax provision
   Current-
      United States ........................   $   198    $    55    $    52
      Non-United States ....................       111      2,289      1,513
                                               -------    -------    -------
                                               $   309    $ 2,344    $ 1,565
                                               =======    =======    =======

   Deferred-
      United States ........................   $  --      $  --      $  --
      Non-United States ....................      --         --         --
                                               -------    -------    -------
                                                  --         --         --
                                               -------    -------    -------

                                               $   309    $ 2,344    $ 1,565
                                               =======    =======    =======

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax asset (liability) at December 31, 1997 and 1998 are as follows (in thousands):

                                                         1997        1998
                                                      --------     --------
Deferred tax assets-
    Accruals and reserves ..........................  $  1,319     $  2,830
    Net operating loss and credit carryforwards ....     7,272        9,821
    Tax deferral of book write-down of
       machinery and equipment .....................     1,194        1,194
    Other ..........................................       253          318
                                                      --------     --------
                                                        10,038       14,163
    Less- Valuation allowance ......................    (3,089)      (5,269)
                                                      --------     --------
                                                         6,949        8,894
                                                      --------     --------

Deferred tax liabilities-
    Excess of tax over book depreciation ...........    (5,632)      (5,455)
    Other ..........................................    (1,317)      (3,439)
                                                      --------     --------
                                                        (6,949)      (8,894)
                                                      --------     --------

               Net deferred tax asset (liability) ..  $   --       $   --
                                                      ========     ========

The consolidated provision for income taxes differs from the provision computed at the statutory United States federal income tax rate for the following reasons:


                                                      1996    1997      1998
                                                     -----    -----    ------
United States statutory rate ......................    34%      34%     (34)%
Non-United States income, taxed at less than
     United States statutory rate .................    (9)     (18)      (6)
(Utilization) generation of loss carryforward......   (61)      25       21
U.S. taxes on Subpart F income ....................    --       --       20
Nondeductible expenses, primarily goodwill ........    39       17       19
State income taxes ................................    16      --       --
Other .............................................    --       --        4
                                                      ---      ---      ---
                                                       19%      58%      24 %
                                                      ===      ===      ===

As of December 31, 1998, the Company had net operating loss and credit carryforwards of approximately $26,000,000 which are available to offset future taxable income. The U.S. loss carryforward will expire in the years 2008 through 2013 if not utilized. The Company also has alternative minimum tax credits of approximately $457,000 and foreign losses and credits will carry forward indefinately which are available indefinitely.


7. CAPITAL STOCK, STOCK OPTION PLANS AND WARRANTS:

PREFERRED STOCK

In 1996, the Company issued 90,000 shares of the Company's Series A Senior Convertible Cumulative 7.5% Preferred Stock ("7.5% Preferred Stock") for $9,000,000. The 7.5% Preferred Stock was convertible at the discretion of the holders, at a rate of 100 shares of common stock per share of 7.5% Preferred Stock, into 9,000,000 shares of the Company's common stock. Dividends accrued at the rate of $7.50 per share, per year, and were payable only upon the conversion or redemption of the 7.5% Preferred Stock or on December 1, 2003. The preferred shares had a liquidation preference of $100 per share. Holders of the 7.5% Preferred Stock had 100 votes per share.

During 1997, 28,890 shares of the Company's 7.5% Preferred Stock together with accrued dividends were converted into 2,937,417 shares of common stock. During 1998, the remaining holders of the Company's 7.5% Preferred Stock elected to exchange their preferred stock and related accrued dividends for 6,292,364 shares of the Company's common stock.

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

STOCK OPTION PLANS

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for all awards granted after December 31, 1994. The Company has various plans which provide for the granting of nonqualified stock options or incentive stock options to purchase shares of the Company's common stock to officers, executives, and key employees responsible for the direction and management of the Company. Generally, under the plans, options may be granted at not less than the fair market value of the Company's common stock on the date of grant. Options under the nonqualified plans generally become exercisable immediately or in ratable installments over a five-year period from date of grant and may be exercised up to a maximum of 10 years from date of grant. Options under the incentive stock option plan and the non-employee director stock option plan generally become exercisable after three years in 33 1/3% increments per year and expire 10 years from date of grant. Shares available for future options pursuant to the various stock option plans as of December 31, 1996, 1997 and 1998, were 151,624, 767,916 and 1,166,174, respectively.

Stock option transactions under the plans during 1996, 1997 and 1998 were as follows:

                                                       1996                         1997                          1998
                                            ---------------------------   --------------------------     -------------------------
                                                             WEIGHTED                      WEIGHTED                       WEIGHTED
                                                             AVERAGE                       AVERAGE                        AVERAGE
                                                             EXERCISE                      EXERCISE                       EXERCISE
                                               OPTIONS        PRICE          OPTIONS        PRICE         OPTIONS         PRICE
                                            ----------      --------      ----------       --------      ----------      --------
Nonqualified stock option plans-
   Options outstanding at January 1 .....      486,656      $   7.71       1,890,010       $   2.97       1,819,745      $   3.03
   Granted ..............................    1,864,876          3.01          15,000           6.00         113,570          6.28
   Canceled .............................     (456,876)         8.21            --          --                 --         --
   Exercised ............................       (4,646)          .04         (85,265)          2.41         (15,000)         6.00
                                            ----------      --------      ----------       --------      ----------      --------

   Options outstanding at December 31 ...    1,890,010      $   2.97       1,819,745       $   3.03       1,918,315      $   3.19
                                            ==========      ========      ==========       ========      ==========      ========

   Options exercisable at December 31 ...    1,758,259      $   2.96       1,719,744       $   2.99       1,803,513      $   3.00
                                            ==========      ========      ==========       ========      ==========      ========

   Options exercise price range at
      December 31........................ $ .04 - $3.50                 $ 0.04 - $6.00                 $ 0.04 - $7.50

Incentive stock option plans-
   Options outstanding at January 1 .....      399,000      $   7.55         690,125       $   3.01       1,041,125      $   3.91
   Granted ..............................      736,000          3.01         396,500           5.42         542,230          7.06
   Canceled .............................     (444,875)         7.12         (19,417)          3.91         (69,058)         5.87
   Exercised ............................         --         --              (26,083)          3.00         (26,667)         3.07
                                            ----------      --------      ----------       --------      ----------      --------

   Options outstanding at December 31 ...      690,125      $   3.01       1,041,125       $   3.91       1,487,630      $   4.97
                                            ==========      ========      ==========       ========      ==========      ========

   Options exercisable at December 31 ...      149,349      $   3.00         358,050       $   3.02         669,686      $   3.43
                                            ==========      ========      ==========       ========      ==========      ========

   Options exercise price range
     at December 31......................  $3.00 - $3.50                 $3.00 - $6.50                  $3.00 - $7.50

Non-Employee Director stock option plan -
   Options outstanding at January 1 .....         --         --               55,000       $   4.21          85,000      $   4.84
   Granted ..............................       55,000      $   4.21          30,000           6.25          30,000          7.44
   Canceled .............................         --         --                 --          --                 --         --
   Exercised ............................         --         --                 --          --                 --         --
                                            ----------      --------      ----------       --------      ----------      --------

   Options outstanding at December 31 ...       55,000      $   4.21          85,000       $   4.84         115,000      $   5.52
                                            ==========      ========      ==========       ========      ==========      ========

   Options exercisable at December 31 ...        4,000      $   5.88          22,336       $   4.51          50,670      $   4.70
                                            ==========      ========      ==========       ========      ==========      ========

   Options exercise price range
      at December 31.....................  $3.75 - $5.88                  $3.75 - $6.25                  $3.75 - $7.44


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

As allowed by SFAS No. 123 the Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options issued with exercise prices greater than or equal to the fair market value of the Company's common stock at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's income (loss) from continuing operations and earnings (loss) per share from continuing operations would have been the following pro forma amounts (in thousands, except share data):

                                                                     1996          1997         1998
                                                                  ---------      -------      ---------
Income (loss) from continuing operations     As reported          $  1,313       $ 1,675      $ (1,654)
                                             Pro forma            $ (1,243)      $   670      $ (3,303)
Basic earnings (loss) per share              As reported          $    .11       $   .12      $   (.11)
                                             Pro forma            $   (.27)      $   .01      $   (.21)
Diluted earnings (loss) per share            As reported          $    .09       $   .09      $   (.11)
                                             Pro forma            $   (.27)      $   .01      $   (.21)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The total compensation cost recognized in reported income for the years ended December 31, 1996, 1997 and 1998, was $679,000, $ -- , and $ --, respectively.

The weighted average fair value of options granted in 1996 for which the exercise price equaled the market price of the common stock on the grant date and for which the exercise price was less than the market price of the common stock on the grant date was $1.26 and $1.69 per share, respectively. The weighted average fair value of options granted in 1997 was $4.00 per share. The weighted average fair value of options granted in 1998 was $4.85 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1996, 1997 and 1998, respectively: risk-free interest rates of 6.03%, 6.61% and 6.01%; expected lives of five years; expected volatility of 36.05%, 88.49% and 86.15%; and no expected dividend yield in all years.

As of December 31, 1998, the following stock options were outstanding:

                                                                                  WEIGHTED                           WEIGHTED
                                                WEIGHTED                          AVERAGE                            AVERAGE
                                                AVERAGE           NUMBER          PRICE OF         NUMBER OF         PRICE OF
                                              CONTRACTUAL       OF OPTIONS       OUTSTANDING      EXERCISABLE        EXERCISABLE
     EXERCISE PRICE RANGES                        LIFE         OUTSTANDING        OPTIONS           OPTIONS          OPTIONS
     ---------------------                    ------------     ------------      ------------    -------------      -------------
Nonqualified stock option plans-
   $.04                                        2.6 years            7,994            $.04             7,994            $.04
   $3.00 - $4.50                               7.2 years        1,827,518           $3.01         1,795,519           $3.01
   $7.50                                       9.4 years           82,803           $7.50            -                 -

Incentive stock option plans-
   $3.00 - $4.50                               7.5 years          788,333           $3.19           588,338           $3.08
   $4.51 - $6.75                               8.4 years          234,000           $5.98            81,348           $5.94
   $6.76 - $7.50                               9.4 years          465,297           $7.50            -                 -

Non-Employee Director stock option plan-
   $3.75 - $4.50                               7.4 years           43,000           $3.75            28,668           $3.75
   $4.51 - $6.75                               7.8 years           42,000           $5.97            22,002           $5.93
   $7.44                                       9.4 years           30,000           $7.44            -                 -


WARRANTS

The Company has issued warrants under several separate agreements which expire by 2002. As of December 31, 1998, a total of 110,808 shares of common stock has been reserved for issuance upon the exercise of common stock warrants. Each warrant allows the holder to purchase one share of common stock and none are callable by the Company. The warrants are recorded at their estimated fair values at the date of issuance. The warrants were issued in connection with financing transactions. The number of warrants outstanding, warrant holders, exercise prices and call prices are presented below.

     NUMBER OF SHARES
      ISSUABLE UNDER
        WARRANTS
     OUTSTANDING AT                                         EXERCISE
      DECEMBER 31,                                           PRICE
         1998                WARRANT HOLDERS                PER SHARE
     ----------------       -----------------              -----------
       10,808             Senior noteholders                $   .02
       100,000            Financial institution             $  4.50
       -------
       110,808
       =======

Certain of the warrant agreements contain a provision which allows for an adjustment to the number of shares of common stock that can be purchased and the exercise price per share upon the occurrence of certain events, as defined, to preserve without dilution the rights of the warrant holders. The Company issued 258,247 additional warrants during 1996 pursuant to the antidilution provisions of these agreements. In addition, the Company issued 250,000 warrants and 25,000 shares of common stock to an outside investment advisory firm for services rendered in connection with the Company's refinancing in February 1996. The outside investment advisory firm exercised the 250,000 warrants in December 1997 under a cashless exercise provision. In 1997, the Company issued 100,000 warrants to a financial institution for services rendered in connection with providing the Working Capital Facility.


8.   EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

The Company has adopted a 401(k) savings plan which covers substantially all employees. The Company contributed approximately $174,000, $236,000 and $385,000 to the plan during the years ended December 31, 1996, 1997 and 1998, respectively.

PROFIT SHARING PLAN

In 1996, the Company established a profit sharing plan that supplements the Company's existing 401(k) savings plan and covers all U.S. employees who are eligible to participate in the 401(k) savings plan. The plan provides for employer discretionary contributions into the employee's 401(k) account, earned only if the Company meets specific performance targets. The employer discretionary contribution may not exceed 50% of consolidated net income, and may be subject to adjustment by the board of directors. The plan provides for 50% of the value of any contributions to be paid in the form of cash and the remaining 50% in the form of common stock of the Company. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be contributed. The Company recorded expense of $ -- , $113,000 and $ -- for the years ended December 31, 1996, 1997 and 1998, respectively, in connection with the profit sharing plan.

EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1997, the Company established an employee stock purchase plan whereby eligible employees of the Company employed in the continental United States may purchase shares of the Company's common stock at a 15% discount. As of December 31, 1998, 1,478,129 shares of the Company's common stock, par value $.001 per share, remain available for purchase under this plan. During 1998, 12,369 shares were purchased on the open market for employees under the plan at an average price of $6.89 per share. During 1998, 21,871 shares were issued under the employee stock purchase plan at an average price of $2.98 per share.


9.   COMMITMENTS AND CONTINGENCIES:

PATENTS

The Company operates in a commercial field in which patents relating to the products, processes, apparatus and materials are more numerous than in many other fields. The Company's products include such features as multistrand elastic leg bands, replaceable frontal landing strips for the tape tabs, upstanding cuffs, training pants and super absorbent pad construction. In each case, the design and the technical features of the diapers produced by the Company were carefully considered by legal counsel before the manufacture and sale of such products, and steps were taken to avoid the features disclosed in unexpired patents. Although much of the patent activity relates to the technical work of Procter & Gamble Company and Kimberly-Clark Corporation, it is not exclusive to those organizations, and the Company takes careful steps to design, produce and sell its baby diapers to avoid infringing any valid patents of its competitors.

There can be no assurance that the Company will not be held to be infringing on existing patents in the future. Any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company.

LITIGATION

The Company is involved in certain lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with two individuals that extend through December 31, 2001, with one individual that extends through August 25, 2001, and with two individuals that extend through December 31, 1999. The Company also has a consulting agreement with an individual that extends through February 25, 2000. As of December 31, 1998, the Company's remaining aggregate commitment under the agreements is approximately $3,500,000.

OPERATING LEASES

The Company is obligated under various long-term leases for its building/production facilities, machinery and equipment, which expire at various dates through 2007. Rental expense aggregated $1,418,000, $3,216,000 and $5,153,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The leases provide for minimum annual rentals plus, in certain instances, payment for property and use taxes, insurance and maintenance.

Future minimum rental commitments under noncancelable operating leases, are as follows (in thousands):

Year ending December 31-
   1999                                                $  6,667
   2000                                                   6,118
   2001                                                   5,856
   2002                                                   4,816
   2003                                                   3,398
   Thereafter                                             5,696
                                                       --------
          Total minimum lease payments required        $ 32,551
                                                       ========

The table above includes future minimum rental commitments for a training pant production line and other ancillary manufacturing equipment under leases entered into in February 1999.


10.   SEGMENT INFORMATION:

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", as of December 31, 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Chairman and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the President of Drypers International.

All of the Company's revenues are derived from sales of disposable baby products. The Company classifies its business into two reportable segments:
"Domestic" (includes the United States and Puerto Rico) and "International" (which includes all other foreign operations--Argentina, Mexico, Brazil, Colombia, Singapore and Malaysia). All international operations have been aggregated into one reportable segment because they have similar economic characteristics and their operations are similar in the nature of the product and production process, type of customer, and distribution method.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before management fee income (expense) and corporate overhead. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties.

Information as to the operations of the Company's reportable segments is as follows (in thousands):

                                         DOMESTIC     INTERNATIONAL      TOTAL
                                        ---------     -------------   ---------
1996
Net sales ...........................   $ 179,244       $  27,770     $ 207,014
Intersegment sales ..................   $  15,992       $     605     $  16,597
Operating income before management
   fees and corporate overhead ......   $  15,427       $   1,149     $  16,576
Corporate overhead ..................                                    (6,023)
Interest expense, net ...............                                    (8,931)
Other income ........................                                       --
                                                                      ---------
Income from continuing operations
   before taxes .....................                                 $   1,622
                                                                      =========

1997
Net sales ...........................   $ 191,329       $  95,681     $ 287,010
Intersegment sales ..................   $  21,129       $   1,242     $  22,371
Operating income before management
   fees and corporate overhead.......   $  23,031       $   7,815     $  30,846
Corporate overhead ..................                                    (9,354)
Interest expense, net ...............                                    (9,957)
Other income ........................                                       253
                                                                      ---------
Income from continuing operations
  before taxes and extraordinary item                                 $  11,788
                                                                      =========

1998
Net sales ...........................   $ 213,785       $ 118,855     $ 332,640
Intersegment sales ..................   $  31,321       $  13,183     $  44,504
Operating income before management
   fees and corporate overhead.......   $  16,175       $   4,035     $  20,210
Corporate overhead ..................                                    (8,289)
Interest expense, net ...............                                   (16,476)
Other income ........................                                     4,466
                                                                      ---------
Loss from continuing operations
  before taxes ......................                                $     (89)
                                                                      =========


Information as to the depreciation/amortization, capital expenditures and assets of the Company's reportable segments is as follows (in thousands):

                                         DOMESTIC     INTERNATIONAL     TOTAL
                                        ---------     -------------   ---------
1996
Depreciation and amortization expense   $   6,580       $   1,044     $   7,624
Capital expenditures ................   $   5,692       $     239     $   5,931
Total assets ........................   $ 117,821       $  32,734     $ 150,555

1997
Depreciation and amortization expense   $   6,338       $   1,882     $   8,220
Capital expenditures ................   $  15,178       $   6,420     $  21,598
Total assets ........................   $ 133,207       $  72,025     $ 205,232

1998
Depreciation and amortization expense   $   6,446       $   3,907     $  10,353
Capital expenditures ................   $   5,488       $  20,993     $  26,481
Total assets ........................   $ 156,249       $ 143,923     $ 300,172

Information as to the Company's operations in different geographical areas is as follows (in thousands):

                                                                                                     ALL OTHER
                               UNITED STATES(1)     BRAZIL          ARGENTINA      INTERNATIONAL       TOTAL
                               ----------------    ---------       -----------    ---------------   -----------
1996
Net sales ...............         $179,244         $  --            $ 24,210         $  3,560         $207,014
Long-lived assets .......         $ 30,968         $  --            $  1,508         $  2,678         $ 35,154

1997
Net sales ...............         $191,329         $ 44,579         $ 33,370         $ 17,732         $287,010
Long-lived assets .......         $ 39,120         $  2,659         $  3,961         $  7,530         $ 53,270

1998
Net sales ...............         $213,786         $ 56,105         $ 33,553         $ 29,196         $332,640
Long-lived assets .......         $ 40,392         $ 16,475         $  6,785         $ 18,251         $ 81,903

(1)  Includes Puerto Rico.
(2)  Includes Mexico, Malaysia, Singapore and Colombia.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited summarized data by quarter for 1997 and 1998 is as follows (in thousands, except per share data):

                                                 FIRST         SECOND           THIRD        FOURTH
                                                QUARTER        QUARTER         QUARTER       QUARTER           TOTAL
                                              -----------   ------------     -----------   -----------      -----------
   1997
   Net sales ..............................   $    60,161   $    72,551      $    80,086   $    74,212      $   287,010
   Gross profit ...........................        23,405        27,568           31,701        28,791          111,465
   Income before extraordinary item .......         1,973         2,183            2,750         2,538            9,444
   Net income (loss) ......................         1,973        (5,586)(a)        2,750         2,538            1,675
   Basic earnings (loss) per share:
         Continuing operations ............   $       .23   $       .26      $       .27   $       .24      $      1.00
         Extraordinary item ...............            --          (.99)              --            --             (.88)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $       .23   $      (.73)     $       .27   $       .24      $       .12
                                              ===========   ===========      ===========   ===========      ===========
   Diluted earnings (loss) per share:
         Continuing operations ............   $       .11   $       .12      $       .15   $       .14      $       .51
         Extraordinary item ...............            --          (.42)             --             --             (.42)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $       .11   $      (.30)     $       .15   $       .14      $       .09
                                              ===========   ===========      ===========   ===========      ===========
   1998(b)                                                                                                                   1998
   Net sales ..............................   $    78,592   $    80,302      $    85,841   $    87,905      $   332,640
   Gross profit ...........................        31,343        33,003           33,473        37,836          135,655
   Income (loss) from continuing operations        (5,455)        1,259            1,519         1,023           (1,654)
   Net income (loss) ......................        (5,669)        1,099              701        (4,256)(b)       (8,125)
   Basic earnings (loss) per share:
         Continuing operations ............   $      (.44)  $       .08      $       .09   $       .06      $      (.11)
         Discontinued operations ..........          (.02)         (.01)            (.05)         (.30)            (.40)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $      (.46)  $       .07      $       .04   $      (.24)     $      (.51)
                                              ===========   ===========      ===========   ===========      ===========
   Diluted earnings (loss) per share:
         Continuing operations ....   .....   $      (.44)  $       .07      $       .08   $       .06      $      (.11)
         Discontinued operations ..........          (.02)         (.01)            (.04)         (.30)            (.40)
         Net income (loss) ................   $      (.46)  $       .06      $       .04   $      (.24)     $      (.51)
                                              ===========   ===========      ===========   ===========      ===========

-----------------

(a) Includes a noncash extraordinary expense of $3,745,000 for the write-off of capitalized debt issuance costs and a cash extraordinary expense of $4,024,000 for prepayment and other fees in connection with the early extinguishment of debt.

(b) Income (loss) and earnings (loss) per share from continuing operations for the first, second and third quarters of 1998 have been restated to reflect the discontinued operations of the Company's laundry detergent business. This resulted in a one-time charge of $6,471,000 in 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Drypers Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, included in this Form 10-K and have issued our report thereon dated February 18, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial statement Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Houston, Texas
February 18, 1999

                      DRYPERS CORPORATION AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                            ADDITIONS
                                            BALANCE AT        CHARGED TO                                        BALANCE
                                            BEGINNING         COST AND                                         AT END OF
        CLASSIFICATION                      OF PERIOD         EXPENSE         DEDUCTIONS(1)     OTHER           PERIOD
       ----------------                    ------------      -----------      -------------     ------        -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Year Ended December 31, 1996          $    940         $   1,240         $  (1,020)       $   --        $   1,160
      Year Ended December 31, 1997          $  1,160         $   1,532         $    (628)       $   --        $   2,064
      Year Ended December 31, 1998          $  2,064         $   1,395         $    (824)       $   --        $   2,635

RESERVE FOR DISPOSAL OF LAUNDRY
   DETERGENT BUSINESS:
      Year Ended December 31, 1996          $     --         $      --         $      --        $   --        $      --
      Year Ended December 31, 1997          $     --         $      --         $      --        $   --        $      --
      Year Ended December 31, 1998          $     --         $ 2,000(2)        $      --        $   --        $   2,000

----------------------
(1)  Write-offs of uncollectible accounts.
(2) Accrued for contractual obligations related to discontinuing the laundry detergent business.

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


CROSS REFERENCE

     FORM 10-K ITEM NUMBER AND CAPTION             CAPTION IN DEFINITIVE PROXY STATEMENT
     ---------------------------------             -------------------------------------
   Item 10.     Directors and Executive            Proposal One:  Election of Directors,
                Officers of the Registrant         Information Regarding Nominees and
                                                   Directors, Executive Officers and
                                                   Compensation--Executive Officers, Section
                                                   16(a) Beneficial Ownership Reporting
                                                   Compliance

   Item 11.     Executive Compensation             Executive Officers and Compensation--
                                                   Executive Compensation

   Item 12.     Security Ownership of              Security Ownership of Certain Beneficial
                Certain Beneficial Owners          Owners and Management
                and Management

   Item 13.     Certain Relationships and          Executive Officers and Compensation--
                Related Transactions               Certain Transactions


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


 **3.1     - Restated Certificate of Incorporation of Drypers Corporation, as
             amended (Filed as Exhibit 3.1 to Form S-4/A filed June 8, 1998, Registration Statement No. 333-52597).
 **3.2     - Bylaws of Drypers Corporation, as amended, dated January 21, 1994
             (Filed as Exhibit 3.2 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
 **4.1     - Form of Common Stock Certificate (Filed as Exhibit 4.2 to Form S-1
             filed January 26, 1994, Registration Statement No. 33-74436).
 **4.2     - Forms of Warrants  (Filed as Exhibit 4.37 to Form S-1 Filed October
             8, 1993, Registration Statement No. 33-70098).
**+4.3     - Form of Nonqualified Stock Option Agreement, as amended, entitling the persons listed on Schedule 4.9 to purchase an aggregate of 125,000 shares of Common Stock (Filed as Exhibit 4.9 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**+4.4     - Form of Nonqualified Stock Option Agreement, as amended, entitling the persons listed on Schedule 4.10 to purchase an aggregate of 93,750 shares of Common Stock (Filed as Exhibit 4.10 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**+4.5     - Form of Nonqualified Stock Option Agreement dated April 9, 1993, entitling the persons listed on Schedule 4.11 to purchase an aggregate of 71,875 shares of Common Stock (Filed as Exhibit 4.11 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).
**+4.6     - Form of Nonqualified Stock Option Agreement dated October 1, 1992, entitling the persons listed on Schedule 4.13 to purchase an aggregate of 45,000 shares of Common Stock (Filed as Exhibit 4.13 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).
**+4.7     - Form of Nonqualified Stock Option Agreement dated December 31,
             1993, entitling the persons listed on Schedule 4.16 to purchase an aggregate of 31,250 shares of Common Stock (Filed as Exhibit 4.16 to Form S-1 filed January 26, 1994, Registration Statement
             No. 33-74436).
 **4.8     - Form of Investment and Stock Registration Agreement dated November
             10, 1992, by and among the Company and the persons listed on
             Schedule 4.34 attached thereto (Filed as Exhibit 4.34 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
 **4.9     - Rights Agreement dated January 20, 1995 by and between Drypers
             Corporation and ChaseMellon Shareholder Services, L.L.C. (Filed as
             Exhibit 4.20 to Form 10-K filed March 31, 1997, Commission File No. 0-23422).
**4.10     - Rights Agreement Amendment dated as of February 26, 1996, by and between Drypers Corporation and ChaseMellon Shareholder Services, L.L.C. (Filed as Exhibit 4.20 to Form 10-K filed March 31, 1997, Commission File No. 0-23422).
**4.11     - Indenture dated as of June 15, 1997, between Drypers Corporation and Bankers Trust Company, as Trustee (Filed as Exhibit 4.1 to
             Form 10-Q filed August 12, 1997, Commission File No. 0-23422).

**4.12     - First Supplemental Indenture dated as of March 6, 1998, between
             Drypers Corporation and Bankers Trust Company, as Trustee. (Filed as Exhibit 4.16 to Form 10-K filed March 20, 1998, Commission File No. 0-23422)
**+10.1    - Form of Indemnity Agreement dated August 2, 1991, by and between the Company and the persons listed on Schedule 10.1 (Filed as
             Exhibit 10.1 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
**10.2     - Warehouse Lease dated September 25, 1985, as amended by Addendum
             No. 1 dated September 25, 1985, as amended by Addendum No. 2 dated April 3, 1986, as amended by Addendum No. 3 dated October 14, 1988, as amended by Addendum No. 4 dated September 30, 1991, by and between Hillman Properties Northwest and VMG Enterprises, Inc. (Filed as Exhibit 10.13 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.3     - Lease Agreement dated October 24, 1988, as amended by the First
             Lease Amendment dated November 13, 1989, as amended by the Second Lease Amendment dated August 2, 1990, as amended by the Third Lease Amendment dated February 4, 1991, as amended by the Fourth Lease Amendment dated November 18, 1991, as amended by the Fifth Lease Amendment dated September 1, 1992, as amended by the Sixth Lease Amendment dated November 1, 1997 by and between Willis Day Properties, Inc. and UltraCare Products, Inc. (Filed as Exhibit
             10.24 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.4     - Lease Agreement dated September 1, 1992, by and between Willis
             Day Properties, Inc. and UltraCare Products, Inc. (Filed as Exhibit
             10.25 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.5     - Lease Contract dated July 6, 1992, between Puerto Rico Industrial
             Development Company and Hygienic Products International, Inc. (Filed as Exhibit 10.26 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.6     - VRG Holding Corporation 1992 Incentive Stock Option Plan, as
             amended (Filed as Exhibit 10.14 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**+10.7    - VRG Holding Corporation 1991 Nonqualified Stock Option Plan
             (Filed as Exhibit 10.15 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.8     - Drypers 401(k) Plan (Filed as Exhibit 10.25 to Amendment No. 1 to
             Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**10.9     - Drypers Corporation 1994 Non-Employee Director Option Plan (Filed
             as Exhibit 10.2 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).
**10.10    - Form of Drypers Corporation 1995 Key Employee Stock Option Plan
             Nonqualified Stock Option Agreement (Filed as Exhibit 10.3 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).
**10.11    - Form of Drypers Corporation 1995 Key Employee Stock Option Plan
             Incentive Stock Option Agreement (Filed as Exhibit 10.4 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).
*+10.12    - Employment Agreement dated March 1, 1999, by and between Drypers
             Corporation and Walter V. Klemp.
*+10.13    - Employment Agreement dated March 1, 1999, by and between Drypers
             Corporation and Raymond M. Chambers.
*+10.14    - Consulting Agreement dated February 25, 1999, by and between
             Drypers Corporation and Terry A. Tognietti.
**+10.15   - Drypers Corporation Amended and Restated 1995 Key Employee Stock
             Option Plan. (Filed as Exhibit 10.28 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No. 333-34071).
**+10.16   - Drypers Corporation 1996 Non-Employee Director Stock Option Plan.
             (Filed as Exhibit 10.29 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No. 333-34071).
**+10.17   - First Amendment to Drypers Corporation Amended and Restated 1995
             Key Employee Stock Option Plan. (Filed as Exhibit 10.30 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No. 333-34071).
**10.18    - First Amendment to Drypers Corporation 401(k) Plan (Filed as
             Exhibit 4.24 to Form S-8, filed July 6, 1998, Registration No. 333-58553.)
**10.19    - Second Amendment to Drypers Corporation 401(k) Plan (Filed as
             Exhibit 4.25 to Form S-8, filed July 6, 1998, Registration No. 333-58553.)

**10.20    - Credit Agreement dated as of April 1, 1998 by and among Drypers
             Corporation and the Banks which are parties thereto and BankBoston, N.A. as Agent (Filed as Exhibit 10.1 to Form 10-Q, filed May 13, 1998, Commission File No. 0-23422).
*10.21    - First Amendment to Credit Agreement dated September 9, 1998, among Drypers Corporation and BankBoston, N.A.
*10.22    - Second Amendment to Credit Agreement dated December 30, 1998, among Drypers Corporation and BankBoston, N.A.
*10.23    - Third Amendment to Credit Agreement dated March 31, 1999, among
            Drypers Corporation and BankBoston, N.A.
*21.1     - Subsidiaries of Drypers Corporation.
*23.1     - Consent of Independent Public Accountants.
* 27.1    - Financial Data Schedule.

---------------
 *  Filed herewith.
**  Incorporated by reference to the filing indicated.
 +  Managementcontract or compensatory plan or arrangement filed pursuant to
    Item 14 of Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                   DRYPERS CORPORATION

                                   By /s/  WALTER V. KLEMP
                                           Walter V. Klemp
                                           Chairman of the Board and Chief
                                             Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on the 30th day of March, 1999.


      SIGNATURE                       TITLE
     -----------                     -------
/s/ WALTER V. KLEMP        Chief Executive Officer,  Chairman of the Board
    Walter V. Klemp        and Director (Principal Executive Officer)

/s/ JONATHAN P. FOSTER     Chief Financial Officer and Executive Vice President
    Jonathan P. Foster     (Principal  Financial and  Accounting Officer)

/s/ RAYMOND M. CHAMBERS    Chief Operating Officer and Director
    Raymond M. Chambers

/s/ NOLAN LEHMANN          Director
    Nolan Lehmann

/s/ GARY L. FORBES         Director
    Gary L. Forbes