Form 10-K405/A
period 1998-12-31
DRYPERS CORP
filed 1999-04-16
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K/A

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

                      DRYPERS CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                            YEAR ENDED DECEMBER 31
                                                                    ------------------------------------
                                                                        1996        1997         1998
                                                                    ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................   $   1,313    $   1,675    $  (8,125)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities
      from continuing operations:
         Discontinued operations ................................        --           --          6,471
         Depreciation and amortization ..........................       7,624        8,220       10,353
         Non-cash portion of extraordinary item .................        --          3,745         --
         Write-off of machinery and equipment
            resulting from Argentina fire .......................        --           --          2,894
         Other ..................................................         401           63         (181)
         Changes in operating assets and liabilities,
            net of acquisitions-
            Increase in-
               Accounts receivable ..............................      (5,724)      (3,310)     (14,586)
               Inventories ......................................         (67)      (9,474)      (6,616)
               Prepaid expenses and other .......................        (973)      (8,320)      (6,466)
            Effect of insurance receivable related to
               Argentina fire ...................................        --           --        (11,961)
            Increase (decrease) in-
               Accounts payable .................................      (2,974)        (400)       9,633
               Accrued liabilities ..............................      (3,891)         853        3,226
            Change in other long-term liabilities ...............        --          --          (2,162)
                                                                    ---------    ---------    ---------
                  Net cash used in operating activities
                     of continuing operations ...................      (4,291)      (6,948)     (17,520)
                                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...........................      (5,931)     (21,598)     (26,481)
    Proceeds from sale of equipment .............................         800         --           --
   Investment in other noncurrent assets ........................      (1,197)      (2,754)      (3,409)
   Payments under noncompete agreements .........................        (400)        (231)        --
   Refund of deposits ...........................................       2,573        1,136         --
   Investment in Mexico acquisition, net of cash acquired .......        --           (595)      (1,175)
   Investment in Brazilian acquisition, net of cash acquired ....        --         (9,827)      (3,943)
   Investment in Malaysian acquisition, net of cash acquired ....        --           --        (10,207)
                                                                    ---------    ---------    ---------
                  Net cash used in investing activities
                     of continuing operations ...................      (4,155)     (33,869)     (45,215)
                                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under senior term notes ...........................        --        115,000       31,087
   Payments on senior term notes ................................        --        (45,000)        --
   Borrowings under working capital facility ....................        --         10,000         --
   Payments on working capital facility .........................        --        (10,000)        --
   Borrowings under revolvers ...................................     157,677       79,296       71,417
   Payments on revolvers ........................................    (153,968)     (94,918)     (35,100)
   Borrowings under (payments on) other debt ....................        (625)      (5,022)       2,242
   Financing related costs ......................................        (773)      (4,708)      (2,891)
   Proceeds from issuance of common stock .......................        --            200         --
   Proceeds from issuance of preferred stock ....................       8,822         --           --
   Proceeds from stock options, warrants, and stock purchase plan        --            315          213
                                                                    ---------    ---------    ---------
                  Net cash provided by financing activities
                     of continuing operations ...................      11,133       45,163       66,968
CASH USED IN DISCONTINUED OPERATIONS ............................        --           --         (1,193)
                                                                    ---------    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................       2,687        4,346        3,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................       2,236        4,923        9,269
                                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................   $   4,923    $   9,269    $  12,309
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


ADVERTISING

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense for the years ended December 31, 1996, 1997 and 1998, was $1,854,000, $3,219,000 and $10,383,000, respectively.
Advertising expense for the year ended December 31, 1998 reflects the Company's national television campaign in the United States.

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

                                                                1996          1997            1998
                                                           ------------   ------------    ------------
BASIC EARNINGS PER SHARE:
   Income (loss)  from continuing operations
      before extraordinary item, less
      preferred stock dividend .........................   $        752   $      8,861    $     (1,734)
   Extraordinary item ..................................           --           (7,769)           --
                                                           ------------   ------------    ------------
   Income (loss) from continuing operations ............            752          1,092          (1,734)
   Discontinued operations .............................           --             --            (6,471)
                                                           ------------   ------------    ------------
   Net income (loss) attributable to common stockholders   $        752   $      1,092    $     (8,205)
                                                           ============   ============    ============

   Weighted average number common shares outstanding ...      6,694,298      8,878,638      16,110,429
                                                           ============   ============    ============

   Income (loss) from continuing operations.............   $        .11   $       1.00    $       (.11)
   Extraordinary item ..................................           --             (.88)           --
   Discontinued operations .............................           --             --              (.40)
                                                           ------------   ------------    ------------
   Net income (loss) ...................................   $        .11   $        .12    $       (.51)
                                                           ============   ============    ============
DILUTED EARNINGS PER SHARE:
   Income (loss) from continuing operations
      before extraordinary item, less
      preferred stock dividend in 1998 .................   $      1,313   $      9,444    $     (1,734)
   Extraordinary item ..................................           --           (7,769)           --
                                                           ------------   ------------    ------------
   Income (loss) from continuing operations ............          1,313          1,675          (1,734)
   Discontinued operations .............................           --             --            (6,471)
                                                           ------------   ------------    ------------
   Net income (loss) ...................................   $      1,313   $      1,675    $     (8,205)
                                                           ============   ============    ============

   Weighted average number common shares outstanding ...      6,694,298      8,878,638      16,110,429
   Dilutive effect - options and warrants ..............        870,615      1,839,648            --
   Dilutive effect - preferred stock ...................      7,500,000      7,751,390            --
                                                           ------------   ------------    ------------
                                                             15,064,913     18,469,676      16,110,429
                                                           ============   ============    ============
   Income (loss) from continuing operations ............   $        .09   $        .51    $       (.11)
   Extraordinary item ..................................           --             (.42)           --
   Discontinued operations .............................           --             --              (.40)
                                                           ------------   ------------    ------------
   Net income (loss) ...................................   $        .09   $        .09    $       (.51)
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

BRAZIL

In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4,000,000 of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2,167,000. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners of such shares elected to receive $4,000,000 in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair market value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest for $5,300,000 in cash. Total cash consideration paid in connection with the transactions, including transaction costs, was approximately $9,827,000. In connection with the transactions, the Company also obtained a fair market value option to acquire Chansommes. On April 6, 1998, the Company exercised its option to acquire Chansommes, effectively giving the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. Total consideration for the entire series of Brazilian transactions was $15,077,000 and exceeded the estimated fair market value of the net tangible assets acquired (current assets of $1,708,000, property, plant and equipment of $11,292,000 and liabilities of $14,373,000) by approximately $16,450,000 and this excess was recorded as goodwill.

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

Short-term borrowings for the international operations were not material as of December 31, 1997 and 1998.


LONG-TERM DEBT

Long-term debt as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                                            1997          1998
                                                          -------       -------
Note payable, due 2001, interest at 8.4%,
  partially secured by land and buildings...........      $ 1,950       $ 1,707
Various other notes payable ........................        1,398         1,582
                                                          -------       -------
                                                            3,348         3,289
       Less: current maturities ....................       (1,593)         (322)
                                                          -------       -------
                                                          $ 1,755       $ 2,967
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
                                                      ========     ========

The consolidated provision for income taxes differs from the provision computed at the statutory United States federal income tax rate for the following reasons:


                                                      1996    1997      1998
                                                     -----    -----    ------
United States statutory rate ......................    34%      34%     (34)%
Non-United States income, taxed at less than
     United States statutory rate .................    (9)     (18)      (6)
(Utilization) generation of loss carryforwards.....   (61)      25       21
U.S. taxes on Subpart F income ....................    --       --       20
Nondeductible expenses, primarily goodwill ........    39       17       19
State income taxes ................................    16      --       --
Other .............................................    --       --        4
                                                      ---      ---      ---
                                                       19%      58%      24 %
                                                      ===      ===      ===

As of December 31, 1998, the Company had net operating loss and credit carryforwards of approximately $26,000,000 which are available to offset future taxable income. The U.S. loss carryforward will expire in the years 2008 through 2013 if not utilized and foreign losses and credits will carry forward indefinitely. The Company also has alternative minimum tax credits of approximately $457,000 which are available indefinitely.


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


8.   EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

The Company has adopted a 401(k) savings plan which covers substantially all U.S. employees. The Company contributed approximately $174,000, $236,000 and $385,000 to the plan during the years ended December 31, 1996, 1997 and 1998, respectively.

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

(1)  Includes Puerto Rico.
(2)  Includes Mexico, Malaysia, Singapore and Colombia.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited summarized data by quarter for 1997 and 1998 is as follows (in thousands, except per share data):

                                                 FIRST         SECOND           THIRD        FOURTH
                                                QUARTER        QUARTER         QUARTER       QUARTER           TOTAL
                                              -----------   ------------     -----------   -----------      -----------
   1997
   Net sales ..............................   $    60,161   $    72,551      $    80,086   $    74,212      $   287,010
   Gross profit ...........................        23,405        27,568           31,701        28,791          111,465
   Income before extraordinary item .......         1,973         2,183            2,750         2,538            9,444
   Net income (loss) ......................         1,973        (5,586)(a)        2,750         2,538            1,675
   Basic earnings (loss) per share:
         Continuing operations ............   $       .23   $       .26      $       .27   $       .24      $      1.00
         Extraordinary item ...............            --          (.99)              --            --             (.88)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $       .23   $      (.73)     $       .27   $       .24      $       .12
                                              ===========   ===========      ===========   ===========      ===========
   Diluted earnings (loss) per share:
         Continuing operations ............   $       .11   $       .12      $       .15   $       .14      $       .51
         Extraordinary item ...............            --          (.42)             --             --             (.42)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $       .11   $      (.30)     $       .15   $       .14      $       .09
                                              ===========   ===========      ===========   ===========      ===========
   1998(b)
   Net sales ..............................   $    78,592   $    80,302      $    85,841   $    87,905      $   332,640
   Gross profit ...........................        31,343        33,003           33,473        37,836          135,655
   Income (loss) from continuing operations        (5,455)        1,259            1,519         1,023           (1,654)
   Net income (loss) ......................        (5,669)        1,099              701        (4,256)(b)       (8,125)
   Basic earnings (loss) per share:
         Continuing operations ............   $      (.44)  $       .08      $       .09   $       .06      $      (.11)
         Discontinued operations ..........          (.02)         (.01)            (.05)         (.30)            (.40)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $      (.46)  $       .07      $       .04   $      (.24)     $      (.51)
                                              ===========   ===========      ===========   ===========      ===========
   Diluted earnings (loss) per share:
         Continuing operations ....   .....   $      (.44)  $       .07      $       .08   $       .06      $      (.11)
         Discontinued operations ..........          (.02)         (.01)            (.04)         (.30)            (.40)
                                              -----------   -----------      -----------   -----------      -----------
         Net income (loss) ................   $      (.46)  $       .06      $       .04   $      (.24)     $      (.51)
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (c) Exhibits.

 *23.1  -  Consent of Independent Public Accountants.

---------------

 *  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               DRYPERS CORPORATION

Dated: APRIL 16, 1999                     By: /S/  WALTER V. KLEMP
                                                   Walter V. Klemp
                                                   Chairman of the Board and
                                                   Chief Executive Officer