Form 10-Q
period 1999-03-31
DRYPERS CORP
filed 1999-05-13
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23422

                             ---------------------

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

           [X]  Yes                      [ ]  No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 (CLASS)                 (OUTSTANDING AT APRIL 15, 1999)
      Common Stock, $.001 Par Value                17,724,804

PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

Consolidated Balance Sheets -- December 31, 1998 and March 31, 1999.

Consolidated Statements of Earnings for the Three Months Ended March 31, 1998 and 1999.

Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1999.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1999.

Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,   MARCH 31,
                                                                     1998        1999
                                                                 ------------  ----------
                                                                               (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
         Cash and cash equivalents ............................   $  12,309    $   8,515
         Accounts receivable, net of allowance for doubtful
              accounts of $2,635 and $2,922, respectively .....      49,253       52,203
         Inventories ..........................................      29,822       29,056
         Prepaid expenses and other ...........................      28,164       30,251
                                                                  ---------    ---------
                Total current assets ..........................     119,548      120,025
PROPERTY AND EQUIPMENT, net of depreciation and amortization
     of $24,594 and $24,968 respectively ......................      81,903       86,251
INTANGIBLE AND OTHER ASSETS, net of amortization of
     $17,373 and $18,551, respectively ........................      98,721      102,354
                                                                  ---------    ---------
                                                                  $ 300,172    $ 308,630
                                                                  =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Short-term borrowings ................................   $  38,385    $  45,988
         Current portion of long-term debt ....................         322          322
         Accounts payable .....................................      33,407       30,775
         Accrued liabilities ..................................      21,202       24,544
                                                                  ---------    ---------
                Total current liabilities .....................      93,316      101,629
LONG-TERM DEBT ................................................       2,967        2,741
SENIOR TERM NOTES .............................................     145,997      145,970
OTHER LONG-TERM LIABILITIES ...................................       7,364        9,185
                                                                  ---------    ---------
                                                                    249,644      259,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value, 30,000,000 shares
           authorized, 17,706,660 and 17,719,741 shares
           issued and outstanding, respectively ...............          18           18
         Additional paid-in capital ...........................      75,244       75,274
         Warrants .............................................         180          180
         Retained deficit .....................................     (23,731)     (25,162)
         Foreign currency translation adjustments .............      (1,183)      (1,205)
                                                                  ---------    ---------
                Total stockholders' equity ....................      50,528       49,105
                                                                  ---------    ---------
                                                                  $ 300,172    $ 308,630
                                                                  =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                   ----------------------------
                                                       1998            1999
                                                   ------------    ------------
                                                            (unaudited)
NET SALES ......................................   $     78,592    $     84,082
COST OF GOODS SOLD .............................         47,249          53,873
                                                   ------------    ------------
     Gross profit ..............................         31,343          30,209
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES ...................................         32,477          28,737
                                                   ------------    ------------
     Operating income (loss) ...................         (1,134)          1,472
INTEREST EXPENSE, net ..........................          3,450           4,309
OTHER INCOME ...................................             56             229
                                                   ------------    ------------
LOSS  BEFORE INCOME TAX PROVISION
   (BENEFIT) ...................................         (4,528)         (2,608)
INCOME TAX PROVISION (BENEFIT) .................          1,141            (710)
                                                   ------------    ------------
LOSS FROM CONTINUING OPERATIONS ................         (5,669)         (1,898)
DISCONTINUED OPERATIONS:
   Change in estimate of loss on
     disposal of detergent business ............           --               467
                                                   ------------    ------------
NET LOSS .......................................         (5,669)         (1,431)
PREFERRED STOCK DIVIDEND .......................             80            --
                                                   ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...   $     (5,749)   $     (1,431)
                                                   ============    ============
LOSS PER COMMON SHARE:
     Basic earnings (loss) per share:
       Continuing operations ...................   $       (.46)   $       (.11)
       Discontinued operations .................           --               .03
                                                   ------------    ------------
       Net loss ................................   $       (.46)   $       (.08)
                                                   ============    ============
     Diluted earnings (loss) per share:
       Continuing operations ...................   $       (.46)   $       (.11)
       Discontinued operations .................           --               .03
                                                   ------------    ------------
       Net loss ................................   $       (.46)   $       (.08)
                                                   ============    ============

COMMON SHARES OUTSTANDING ......................     12,540,053      17,714,238
                                                   ============    ============

COMMON AND POTENTIAL COMMON SHARES OUTSTANDING .     12,540,053      17,714,238
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                   FOREIGN
                                        COMMON SHARES                  ADDITIONAL                                  CURRENCY
                                          ISSUED AND       COMMON       PAID-IN                     RETAINED     TRANSLATION
                                         OUTSTANDING       STOCK        CAPITAL       WARRANTS      DEFICIT      ADJUSTMENTS
                                        --------------   ----------   ------------  ------------   -----------   ------------
BALANCE, December 31, 1998 ............    17,706,660    $       18    $   75,244    $      180    $  (23,731)    $   (1,183)

  Effect of stock option and stock
    purchase plans (unaudited) ........        13,081          --              30          --            --             --

  Net loss (unaudited) ................          --            --            --            --          (1,431)          --

    Translation adjustments (unaudited)          --            --            --            --            --              (22)
                                           ----------    ----------    ----------    ----------    ----------     ----------
BALANCE, March 31, 1999 (unaudited) ...    17,719,741    $       18    $   75,274    $      180    $  (25,162)    $   (1,205)
                                           ==========    ==========    ==========    ==========    ==========     ==========


               The accompanying notes are an integral part of this
                        consolidated financial statement.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 ----------------------
                                                                   1998         1999
                                                                 ---------    ---------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................    $ (5,669)    $ (1,431)
    Adjustments to reconcile net loss to net cash  used in
      operating activities
       Discontinued operations ..............................        --           (467)
       Depreciation and amortization ........................       2,080        3,354
       Changes in operating assets and liabilities --
         (Increase) decrease in --
           Accounts receivable ..............................      (7,328)      (2,950)
           Inventories ......................................      (2,473)         766
           Prepaid expenses and other .......................      (4,190)      (4,190)
           Insurance receivable resulting from Argentina fire        --          2,103
         Increase (decrease) in --
           Accounts payable .................................       2,088       (2,632)
           Accrued and other liabilities ....................       4,997        3,809
       Change in other long-term liabilities ................        (303)        (701)
                                                                 --------     --------
       Net cash used in operating activities ................     (10,798)      (2,339)
                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment ....................      (7,222)      (6,551)
      Investment in other noncurrent assets .................        (590)      (2,301)
                                                                 --------     --------
              Net cash used in investing activities .........      (7,812)      (8,852)
                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under senior term notes ....................      31,087         --
      Borrowings under revolver .............................      35,100        7,595
      Payments on revolvers .................................     (35,100)        --
      Borrowings under (payments on) other debt .............       2,269         (218)
      Financing related costs ...............................      (1,658)         (10)
      Proceeds from exercise of stock options and warrants ..          22           30
                                                                 --------     --------
              Net cash provided by financing activities .....      31,720        7,397
                                                                 --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      13,110       (3,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............       9,269       12,309
                                                                 --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................    $ 22,379     $  8,515
                                                                 ========     ========
SUPPLEMENTAL DATA:
    Cash paid during the period for:
        Interest ............................................    $    234     $     96
        Income taxes ........................................    $    842     $    170


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1998 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1999.

   The unaudited consolidated financial information as of and for the three-month periods ended March 31, 1998 and 1999, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

   In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-1 requires that certain costs related to computer software developed or obtained for internal use be expensed as incurred. The Company adopted SOP 98-1 as of January 1, 1999, and the adoption of SOP 98-1 did not have a material effect on its financial position or results of operations.

   In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the AICPA. SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities as those costs are incurred. The Company adopted SOP 98-5 as of January 1, 1999, and the adoption of SOP 98-5 did not have a material effect on its financial position or results of operations.

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

2.   EARNINGS PER SHARE

   Basic earnings per shares ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                        ----------------------------
                                                            1998             1999
                                                        ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:
Loss from continuing operations, less preferred
     stock dividend .................................   $     (5,749)   $     (1,898)
Discontinued operations .............................           --               467
                                                        ------------    ------------
Net loss attributable to common stockholders ........   $     (5,749)   $     (1,431)
                                                        ============    ============

Weighted average number of common shares outstanding      12,540,053      17,714,238
                                                        ============    ============
Loss from continuing operations .....................   $       (.46)   $       (.11)
Discontinued operations .............................           --               .03
                                                        ------------    ------------
Net loss ............................................   $       (.46)   $       (.08)
                                                        ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations, less preferred
     stock dividend .................................   $     (5,749)   $     (1,898)
Discontinued operations .............................           --               467
                                                        ------------    ------------
Net loss attributable to common stockholders ........   $     (5,749)   $     (1,431)
                                                        ============    ============

Weighted average number of common shares outstanding      12,540,053      17,714,238
                                                        ============    ============

Loss from continuing operations .....................   $       (.46)   $       (.11)
Discontinued operations .............................           --               .03
                                                        ------------    ------------
Net loss ............................................   $       (.46)   $       (.08)
                                                        ============    ============

   For the three months ended March 31, 1998 and 1999, shares issuable upon the exercise of options and warrants that were excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 1,871,065 and 3,612,951, respectively. Additionally, for the three months ended March 31, 1998, 4,141,900 weighted average potential common shares related to preferred stock were excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation.

3.    COMPREHENSIVE INCOME

   Comprehensive income (loss), which encompasses net loss and currency translation adjustments, is as follows (in thousands):


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                        -------------------
                                                          1998        1999
                                                        --------    -------
 Loss attributable to common stockholders ..........    $(5,749)    $(1,431)
 Currency translation adjustments ..................       --           (22)
                                                        -------     -------
 Comprehensive loss ................................    $(5,749)    $(1,453)
                                                        =======     =======

4.  FIRE AT ARGENTINA FACILITY

   On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. The Company has invested additional funds for relocation to a new leased facility in Argentina and anticipates that most of these costs will be covered by insurance.

   As of March 31, 1999, the Company had received interim payments of $13,500,000 on its claim and to date has received approximately $16,000,000 in interim payments. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In 1998, the Company recorded a substantial nonrecurring gain as other income, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs and other cost estimates and the final settlement reached with the Company's insurance carriers.

   As of March 31, 1999, the Company has recorded in prepaid expenses and other assets a receivable due from the insurance carriers of approximately $8,300,000 related to the Argentina fire. This receivable is comprised of the estimated remaining replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profit and fixed expenses for the months of August 1998 through March 1999 to be recovered under the business interruption portion of the insurance claim. Management believes that its estimates are reasonable, and will periodically review such amounts for possible adjustment, if necessary, in the future. The Company is continuing its efforts to complete the negotiation process with its insurance carriers and has incurred to date approximately $21,800,000 related to the total claim. To date, the Company has received total insurance proceeds of approximately $16,000,000, $2,500,000 of which was received in April 1999.


5.   DISCONTINUED OPERATIONS

   The initial results of the Company's laundry detergent operation in the last two quarters of 1998, which generated an operating loss of $1,193,000, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5,278,000 resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31,

1998. The $5,278,000 loss on disposal included $3,278,000 for the write-off of the initial investment and receivable from the laundry detergent operation and $2,000,000 related to existing contractual obligations required to be satisfied in disposing of the business. The Company has expended $348,000 in the first quarter of 1999 to meet its contractual obligations related to disposing of the business. For the three months ended March 31, 1999, the Company has recorded a $467,000 reduction in its estimated loss on disposition of the business which is reflected as income from discontinued operations in the accompanying consolidated statement of earnings for the three months ended March 31, 1999.

6.   INVENTORIES

   Inventories consisted of the following (in thousands):

                                         DECEMBER 31,    MARCH 31,
                                            1998           1999
                                         -----------    ----------
             Raw Materials..........       $12,702       $10,795
             Finished Goods.........        17,120        18,261
                                           -------       -------
                                           $29,822       $29,056
                                           =======       =======

   Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

7.   DEBT

SHORT-TERM BORROWINGS

   As of December 31, 1998 and March 31, 1999, the Company had borrowings outstanding of $38,385,000 and $45,988,000, respectively, under revolving credit facilities.

    On April 1, 1998, the Company entered into a new three-year $50.0 million credit facility to replace the former revolving credit facility. As of March 31, 1999, the Company had borrowings outstanding of $44,710,000 under this credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility is secured by substantially all of the Company's assets, and requires the Company, among other things, to maintain a minimum consolidated net worth, as defined, a minimum consolidated fixed charge coverage ratio, as defined, a maximum consolidated funded debt to adjusted consolidated EBITDA ratio, as defined, and a maximum level of capital expenditures.

   As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the revolving credit facility. The revolving credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company plans to enter into discussions with the lender to restructure its facility into a combination of a revolver, term loan and an over-advance facility. The Company was in compliance with the terms of the credit facility, as amended, as of March 31, 1999.

   The Company has issued a letter of credit for approximately $1,250,000 in connection with an operating lease for a diaper production line. This amount reduces the borrowing availability under the Company's revolving credit facility.

    Short-term borrowings for the Company's international operations were not material as of December 31, 1998 and March 31, 1999.


LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                               DECEMBER 31,    MARCH 31,
                                                   1998          1999
                                               ------------   ----------
     Note payable, due 2001, interest at
        8.4%, partially secured by land
        and buildings......................       $1,707        $1,657
     Various other notes payable...........        1,582         2,684
                                                  ------        ------
                                                   3,289         4,341
         Less: current maturities..........         (322)       (1,600)
                                                  ------        ------
                                                  $2,967        $2,741
                                                  ======        ======

SENIOR TERM NOTES

   Long-term debt under senior term notes consisted of the following (in thousands):

                                                       DECEMBER 31,  MARCH 31,
                                                           1998        1999
                                                       ------------  ---------
    10 1/4% Senior Notes, interest due
       semiannually on June 15 and
       December 15, principal due
       June 15, 2007, including unamortized
       bond premium of $997 and $970, respectively....   $145,997     $145,970
                                                         ========     ========


   On June 24, 1997, the Company closed a private issuance of $115,000,000 of 10 1/4% Senior Notes due 2007 ("10 1/4 Senior Notes"). On October 14, 1997, the Company completed an exchange offer of registered notes for the 10 1/4% Senior notes. On March 17, 1998, the Company closed a private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes were used to repay all outstanding indebtedness under the revolving credit facility and for general corporate purposes, including capital expenditures. The Company completed an exchange offer on July 13, 1998, pursuant to which all of the New Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

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

8.   SEGMENT INFORMATION:

   All of the Company's revenues are derived from sales of disposable baby products. The Company classifies its business into two reportable segments:
"Domestic" (includes the United States and Puerto Rico) and "International" (which includes all other foreign operations--Argentina, Mexico, Brazil, Colombia, Singapore and Malaysia). All international operations have been aggregated into one reportable segment because they have similar economic characteristics and their operations are similar in the nature of the product and production process, type of customer and distribution method.

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

   Information as to the operations and total assets of the Company's reportable segments is as follows (in thousands):

                                                         DOMESTIC    INTERNATIONAL     TOTAL
                                                        ----------   -------------   ---------
THREE MONTHS ENDED MARCH 31, 1998
Net sales ...........................................    $  51,027     $  27,565     $  78,592
Intersegment sales ..................................    $     380     $     165     $     545
Operating income (loss) before management fees and
     corporate overhead .............................    $  (1,308)    $   3,367     $   2,059
Corporate overhead ..................................                                   (3,193)
Interest expense, net ...............................                                   (3,450)
Other income ........................................                                       56
                                                                                     ---------
Income (loss) from continuing operations before taxes                                $  (4,528)
                                                                                     =========

Total assets ........................................    $ 155,594     $  84,119     $ 239,713
                                                         =========     =========     =========

THREE MONTHS ENDED MARCH 31, 1999
Net sales ...........................................    $  51,737     $  32,345     $  84,082
Intersegment sales ..................................    $     408     $   1,593     $   2,001
Operating income (loss) before management fees and
     corporate overhead .............................    $   3,567     $  (1,350)    $   2,217
Corporate overhead ..................................                                     (745)
Interest expense, net ...............................                                   (4,309)
Other income ........................................                                      229
                                                                                     ---------
Income (loss) from continuing operations before taxes                                $  (2,608)
                                                                                     =========

Total assets ........................................    $ 153,630     $ 155,000     $ 308,630
                                                         =========     =========     =========

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

   SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING WITHOUT LIMITATION THOSE IDENTIFIED IN "ITEM 5. OTHER INFORMATION" OF THIS QUARTERLY REPORT ON FORM 10-Q AND ELSEWHERE HEREIN. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY OF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OF CURRENT AND FUTURE OPERATIONS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THEIR RESPECTIVE DATES.

   AMONG THE FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE TIMING OF NEW DISTRIBUTION, INTERNATIONAL OPERATIONS, COMPLETION OF SALE-LEASEBACK TRANSACTIONS, CURRENCY FLUCTUATIONS, CURRENCY DEVALUATIONS, CURRENCY RESTRICTIONS, SCOPE OF INSURANCE COVERAGE, LEVERAGE AND DEBT SERVICE, COMPETITIVE INDUSTRY, SUFFICIENCY OF PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION, EXCESS CAPACITY OVER DEMAND, PRICE CHANGES BY COMPETITORS, DEPENDENCE ON KEY PRODUCTS AND ACCEPTANCE OF PRODUCT INNOVATIONS, COST OF CERTAIN RAW MATERIALS, TECHNOLOGICAL CHANGES, AND COVENANT LIMITATIONS.

OVERVIEW

   Drypers is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers and training pants sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, the Company is the third largest producer of branded disposable baby diapers in the United States and is now the sixth largest disposable diaper producer in the world. The Company also manufactures and sells lower-priced diapers under other brand names in the United States and internationally, as well as private label diapers and training pants and pre-moistened baby wipes. The Company's DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S. grocery stores.

    Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began with test distribution in two national mass merchants (Wal-Mart and Kmart). In March 1999, the Company obtained full distribution into all Kmart stores, with initial shipments beginning in April 1999.

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

   On August 6, 1998, the Company announced the introduction of two new product innovations, DRYPERS(R) SUPREME WITH GERM GUARD(TM) LINER and DRYPERS(R) ANTIBACTERIAL BABY WIPES WITH GERM GUARD(TM). Both products appeared ON retailers' shelves in October 1998. DRYPERS SUPREME WITH GERM GUARD Liner, containing an antibacterial treatment, is a super-premium line extension of the DRYPERS WITH ALOE VERA premium diaper line, and features adjustable grip tabs and increased absorbency. DRYPERS SUPREME incorporates popular features of DRYPERS WITH ALOE VERA, including breathable sides and a soft, cloth-like backing, in addition to featuring SESAME STREET characters. The Company also launched DRYPERS ANTIBACTERIAL BABY WIPES WITH GERM GUARD as an extension of its growing baby wipes business.

   On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. Other income for the year ended December 31, 1998 included a nonrecurring gain, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs and other cost estimates and the final settlement reached with the Company's insurance carriers.

   The initial results of the Company's laundry detergent operation in the last two quarters of 1998, including an operating loss of $1.2 million for 1998, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5.3 million resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998.

   In February 1999, the Company announced that it had lowered its 1999 expectations for its Latin American business due to the recent decline of the Brazilian real. The Company expects U.S. dollar sales from Brazil and Argentina to be lower than planned and cost of goods sold to be higher because of the currency situation, resulting in a reduction in expected 1999 annual earnings, primarily during the first half of 1999, of approximately $0.15 to $0.20 per diluted share on a consolidated basis. This adjustment reflected the time delay expected to implement anticipated price increases in order to pass through increases in raw material costs to customers. In the first quarter of 1999, price increases were not readily accepted in Brazil, creating a short-term uncertainty that management cannot quantify. The recent economic stability is promising, but until price increases go through, improvement in the Company's Brazilian operations is unlikely.

   The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months ended March 31, 1998 and 1999.


                                        THREE MONTHS ENDED
                                             MARCH 31
                                 ----------------------------------
                                      1998                1999
                                 --------------      --------------
                                        (dollars in millions)
     Domestic..............      $51.0    64.9%      $51.8    61.5%
     International.........       27.6    35.1        32.3    38.5
                                 -----   -----       -----   -----
        Total net sales....      $78.6   100.0%      $84.1   100.0%
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

RESULTS OF OPERATIONS

   The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months ended March 31, 1998 and 1999.

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                              ------------------
                                               1998        1999
                                              -------    -------
          Net sales ........................   100.0%     100.0%
          Cost of goods sold................    60.1       64.1
                                               -----      -----
          Gross profit......................    39.9       35.9
          Selling, general and
            administrative expenses.........    41.3       34.2
                                               -----      -----
          Operating income (loss)...........    (1.4)       1.7
          Interest expense, net.............     4.4        5.1
          Other income......................     0.1        0.3
                                               -----      -----
          Loss from continuing operations
             before income tax provision
             (benefit)......................    (5.7)      (3.1)
          Income tax provision (benefit)....     1.5       (0.8)
                                               -----      -----
          Loss from continuing operations...    (7.2)      (2.3)
          Discontinued operations...........     --         0.6
                                               -----      -----
          Net loss..........................    (7.2)%     (1.7)%
                                               =====      =====


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

NET SALES

   Net sales increased 7.0% to $84.1 million for the three months ended March 31, 1999 from $78.6 million for the three months ended March 31, 1998. Domestic sales increased 1.4% to $51.8 million for the three months ended March 31, 1999 from $51.0 million for the three months ended March 31, 1998. This modest increase primarily reflects consolidation among several major grocery retailers during the first quarter of 1999, which resulted in fewer regularly scheduled promotions for Drypers. Promotional activity with these retailers is expected to return to its normal levels in the second quarter of 1999. Internationally, net sales grew 17.3% to $32.3 million for the three months ended March 31, 1999 from $27.6 million in the prior comparable period. While international unit sales volume increased 22.0%, the devaluation of the Brazilian Real and the related recession in Argentina contributed to the lower percentage increase in net sales dollars. Despite the economic problems in South America and the August 1998 fire in the Company's Argentina facility, the Company's Brazilian volume increased 53.0% with expanded market shares and the Company's Argentine operation has recovered to 80.0% of the prior year's production. The Company's Mexico business experienced a significant turnaround from 1998 and the Company's recently acquired Asian operations were also a strong contributor to net sales in the first quarter of 1999.

COST OF GOODS SOLD

   Cost of goods sold as a percentage of net sales increased to 64.1% for the three months ended March 31, 1999 compared to 60.1% for the three months ended March 31, 1998. This increase primarily reflects the currency devaluation in Brazil, where the dollar sales price per diaper decreased by over 40.0% as compared to the comparable period in the prior year, while costs per diaper did not decrease at the same rate as a large percentage of raw materials are U.S. dollar based. Price increases initiated in Brazil during the first quarter of 1999 were not sustainable during the last month of the quarter due to competitive reasons. Additionally, international sales increased as a percentage of the Company's total net sales, to 38.5% for the three months ended March 31, 1999 from 35.1% for the three months ended March 31, 1998. These sales have a lower gross margin and lower selling costs as a percentage of sales compared to the Company's domestic business. Lastly, domestic gross margins were down slightly as compared to the comparable prior year period due to changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased as a percentage of net sales to 34.2% for the three months ended March 31, 1999 compared to 41.3% for the three months ended March 31, 1998. The decrease primarily reflected the costs of the 1998 national advertising campaign in the United States, which began in February 1998. Additionally, the increase in international business as a percentage of total net sales contributed to the decline as these sales have lower selling and promotional expenses.

OPERATING INCOME (LOSS)

   As a result of the above factors, the Company's operating income increased $2.6 million to $1.5 million for the three months ended March 31, 1999 from an operating loss of $1.1 million for the three months ended March 31, 1998.

INTEREST EXPENSE, NET

   Interest expense, net increased to $4.3 million for the three months ended March 31, 1999 as compared to $3.5 million for the three months ended March 31, 1998. The increase reflects amortization of additional deferred loan costs and additional interest related to the issuance of the Company's $30.0 million 10 1/4% Senior Notes due 2007 ("10 1/4% Senior NoTES") in March 1998 and additional interest, as well as increased borrowing under the revolving credit facility.

OTHER INCOME

   As a result of the August 1998 fire at the Company's manufacturing facility in Argentina, for the three months ended March 31, 1999, the Company has recorded approximately $229,000 in other income primarily related to lost profits recoverable under the Company's business interruption policy for the months of January 1999 through March 1999.

INCOME TAXES

   The Company recognized a benefit of $710,000 related to foreign taxes for the three months ended March 31, 1999, compared to a provision of $1.1 million for the comparable period in 1998. The decrease is primarily due to the tax implications of net losses in Argentina resulting from the August 1998 fire in addition to continued management focus on international tax planning strategies during 1998 and 1999.

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

   The Company's operations used $2.3 million of cash for the three months ended March 31, 1999, including the favorable effect of the $2.1 million net change in the insurance receivable related to the Argentina fire in August 1998. The Company's operations used $10.8 million of cash during the three months ended March 31, 1998. The use of cash during the three months ended March 31, 1999 primarily reflected increased promotional and other prepaid expenses primarily related to the Company's ramp up of its new Colombian manufacturing operations, as well as the Company's worldwide operations. The use of cash during the three months ended March 31, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume and the corresponding increase in accounts receivable.

   The Company's capital expenditures were $6.6 million for the three months ended March 31, 1999 and $7.2 million for the three months ended March 31, 1998. Approximately $2.4 million of the capital expenditures made in the first quarter of 1999 related to restoration of the Company's Argentina operations damaged by fire in August 1998. The capital expenditures in the first quarter of 1998 related primarily to international production capacity increases. The Company financed its capital expenditures in 1998 and 1999 through borrowings under its revolving credit facility and from the proceeds of the $30.0 million offering of 10 1/4% Senior Notes in March 1998.

   The Company's estimated cash requirements during 1999 are primarily the funding of working capital needs, payment of debt service, planned capital expenditures of approximately $18.0 million and payment of contractual obligations to discontinue the laundry detergent business. Of the planned capital expenditures in 1999, approximately $9.0 million relates to rebuilding the facilities in Argentina. The remainder relates to the expansion of capacity and modifications to existing equipment to enable the Company to make future product enhancements. A substantial portion of the domestic capital expenditures will be financed through operating leases. As of March 31, 1999, the Company has recorded in prepaid expenses and other assets a receivable due from the insurance carriers of approximately $8.3 million related to the Argentina fire. This receivable is comprised of a portion of the replacement cost of damaged inventory and the estimated replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim, as well as estimated lost profits and fixed and incremental expenses for the months of August 1998 through March 1999 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received, and will periodically review such amount for possible adjustment, if necessary, in the future. Of the total receivable amount, $2.5 million was received in April 1999. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In order to return its Argentina facility to normal operating capacity on a timely basis and minimize the interruption in meeting consumer demand for Drypers products in Argentina, the Company has increased its borrowings outstanding under the Company's revolving credit facility to approximately $44.7 million as of March 31, 1999. Insurance proceeds anticipated to be received during the second quarter of 1999 will be used to further reduce the amount outstanding under the revolving credit facility.

   The Company operates in an industry in which patents relating to products, processes, apparatus and materials are more numerous than in many other industries. The Company takes careful steps to design, produce and sell its baby diapers and other products so as to avoid infringing any valid patents of its competitors. There can be no assurance that the Company will not be held to be infringing existing patents in the future. Any such holding could result in an injunction, damages or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the financial condition or results of operations of the Company. In addition, as the Company continues to introduce new products and product innovations, the Company has incurred in the past, and may incur in the future, expenses related to license agreements or patent infringement insurance coverage.

   The Company's working capital was $18.4 million as of March 31, 1999, compared to $26.2 million as of December 31, 1998. The Company's current assets increased from $119.5 million as of December 31, 1998 to $120.0 million as of March 31, 1999 and current liabilities increased from $93.3 million as of December 31, 1998 to $101.6 million as of March 31, 1999. Total debt increased from $187.7 million at December 31, 1998 to $195.0 million as of March 31, 1999.

    In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4.0 million of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2.2 million. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners of such shares elected to receive $4.0 million in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair market value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest for $5.3 million in cash. Total cash consideration paid in 1997 in connection with the transactions, including transaction costs, was approximately $9.8 million. In connection with the transactions, the Company also obtained a fair market value option to acquire Chansommes. On April 6, 1998, the Company exercised its option to acquire Chansommes, effectively giving the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. Total consideration for the entire series of Brazilian transactions was $15.1 million, which exceeded the estimated fair market value of the net tangible assets acquired by approximately $16.5 million, and this excess was recorded as goodwill.

   On June 24, 1997, the Company closed a private issuance of $115.0 million of 10 1/4% Senior Notes. On October 14, 1997, the Company completED an exchange offer of registered notes for the 10 1/4% Senior Notes. On MarCH 17, 1998, the Company closed a private issuance of an additional $30.0 million of 10 1/4% Senior Notes (the "New Senior Notes") at a price OF 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% SeniOR Notes. Proceeds from the offering of the New Senior Notes were $30.4 million, $5.0 million of which was used to repay all outstanding indebtedness under the Company's former revolving credit facility, with the remaining proceeds used for general corporate purposes, including capital expenditures. The Company completed an exchange offer on July 13, 1998, pursuant to which all of the New Senior Notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

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

   As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the Company's revolving credit facility. The new credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case baseD ON The Company's debt to EBITDA ratio determined on a quarterly basis. The Company has entered into discussions with the lender to restructure its facility into a combination of a revolver, term loan, and an over-advance facility.

   As of March 31, 1999, under the most recent amendment to the revolving credit facility, the Company had no borrowing availability. However, the Company's cash position has strengthened as a result of collecting $6.8 million in insurance reimbursements since December 31, 1998 and obtaining $2.8 million in availability through Malaysian banking facilities. Additionally, the Company has numerous transactions currently in process which should generate approximately $7.2 million to $15.0 million in cash during May 1999 in excess of cash flow from operations, as described below. The Company is currently in the process of completing a sale-leaseback transaction related to its Mexican facility. This transaction is scheduled to be completed by May 31, 1999 and should generate $5.2 million. Also, the Company has secured a commitment from a third Malaysian financial institution for a line of credit of approximately $2.0 million. This facility should be in place within the month of May 1999 and is denominated in the local currency, as are the two lines of credit already secured in April 1999. These transactions also serve as a self-hedge for the Company against potential foreign currency exposure in that country. Further, the Company is continuing its efforts to bring the insurance claim process to closure and collect the remaining insurance receivable of approximately $5.8 million. The Company is also pursuing two sale-leaseback transactions in South America. Finally, the Company continues to pursue reducing its inventory and accounts receivable levels required for the business as well as operating lease financing for its major capital projects.

   Management believes that future cash flow from operations, together with cash on hand, available borrowings under the Company's revolving credit facility, borrowings under foreign credit facilities, sale-leaseback of foreign land and buildings, insurance proceeds related to the Argentina fire and potential operating lease financing arrangements will be adequate to meet the Company's anticipated cash requirements for 1999, including working capital, capital expenditures, debt service and acquisitions.

MARKET RISK

   The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. The Company's exposure to market risk for changes in interest rates relate primarily to variable rate borrowings outstanding under the Company's revolving credit facility discussed above. At March 31, 1999, the Company had $44.7 million outstanding under the revolving credit facility. An increase in interest rates of 1% would reduce annual net income by approximately $400,000. The Company's remaining debt obligations as of March 31, 1999 were primarily $145.0 million of Senior Notes, which carry a fixed interest rate of 10 1/4% aND therefore, have no earnings exposure for changes in interest rates.

INFLATION AND CURRENCY DEVALUATION

   Inflationary conditions in the United States have been moderate and have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, inflation has, historically, not had a material impact on the results of operations of the Company's operations located in that region because the Company has generally been able to pass on cost increases to its customers. However, due to the recent economic events in Latin America and Asia, inflationary conditions or the effect of currency devaluations could have a material impact on the results of operations in these locations. The Company is currently evaluating the possibility of borrowing at the foreign subsidiary level in the respective local currencies to create a self-hedge against future exposure to currency devaluation.

NEW ACCOUNTING STANDARDS

   In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-1 requires that certain costs related to computer software developed or obtained for internal use be expensed as incurred. The Company adopted SOP 98-1 as of January 1, 1999, and the adoption of SOP 98-1 did not have a material effect on its financial position or results of operations.

   In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the AICPA. SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities as those costs are incurred. The Company adopted SOP 98-5 as of January 1, 1999, and the adoption of SOP 98-5 did not have a material effect on its financial position or results of operations.

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

THE COMPANY'S STATE OF READINESS

   It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. Replacement of domestic Programs and Systems with PeopleSoft, which is Year 2000 compliant, is currently underway, and is scheduled to be fully tested and implemented at the end of the second quarter of 1999. Testing of existing international Programs and Systems is scheduled to be fully completed and necessary changes implemented by the end of the third quarter of 1999. Evaluation and modification of all desktop hardware throughout the Company is currently in process and should be completed by the end of the third quarter of 1999. Additionally, potentially date sensitive chips embedded within production equipment are currently being tested to identify and address any problems. The Company anticipates that this process will be complete by the end of the third quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

   The Company expects that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems will be approximately $5.0 million during 1998 and 1999. Approximately $3.3 million had been expended on the PeopleSoft software and implementation process at March 31, 1999.

RISKS OF YEAR 2000 ISSUES

   The Company is in the process of executing its formal Year 2000 compliance plan and expects to achieve implementation on or before September 30, 1999. The Company has requested from its principal customers, suppliers and service providers (such as financial institutions) written statements regarding their knowledge of and plans for meeting the Year 2000 compliance requirements, and has received a significant number of responses. However, no assurance can be given that these efforts will be successful. If any of the Company's significant customers, suppliers, or service providers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. However, the Company has multiple suppliers for its primary raw materials and has no major customers which alone comprise greater than 10% of total net sales. Thus, alternate approaches are available in these areas to mitigate the risks to the Company of Year 2000 noncompliance by these third parties.

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

   INTERNATIONAL OPERATIONS: CURRENCY FLUCTUATIONS, DEVALUATIONS AND RESTRICTIONS. The Company currently has operations in Argentina, Mexico, Brazil, Singapore, Malaysia and Colombia and expects its international operations to become a larger contributor to sales and profitability in the future. The success of the Company's sales to, operations in and expansion into international markets depends on numerous factors, many of which the Company does not control. Such factors include economic conditions in the foreign countries in which the Company operates and in which it sells its products. In addition, international operations and expansion may increase the Company's exposure to certain common risks in the conduct of business outside the United States, including currency exchange rate fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards, political risks and risks of increases in duties, taxes and governmental royalties. Moreover, the level of the Company's exports are impacted by the relative strength or weakness of the U.S. dollar. Other than the United States, each country in which the Company operates has experienced political and economic instability in recent years. Moreover, as recent events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic crises elsewhere in the region. The economies of Latin America are characterized by extensive government intervention in the economy; inflation and, in some cases, hyperinflation; currency devaluations, fluctuations, controls and shortages; and troubled and insolvent financial institutions. Any of the foregoing could have a material adverse effect on the Company.

   INTELLECTUAL PROPERTY RISKS. The Company's larger branded competitors normally seek U.S. and foreign patent protection for the product enhancements they develop. The Company believes it has been able to introduce product features comparable to those introduced by its competitors by using manufacturing methods or materials that are not protected by patents, although there can be no assurance that the Company can continue to do so in the future. To the extent the Company is not able to introduce comparable products on a timely basis, its financial position and results of operations could be materially adversely affected.

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

(b) REPORTS ON FORM 8-K - A report on Form 8-K was filed with the Commission on March 30, 1999 in which the Company announced its intention to discontinue the operations of its laundry detergent business.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DRYPERS CORPORATION

Date: MAY 13, 1999                      By: /s/ JONATHAN P. FOSTER
                                                Chief Financial Officer
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION


27    Financial Data Schedule