Form 10-Q
period 1999-06-30
DRYPERS CORP
filed 1999-08-13
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD         FROM TO         .

                         COMMISSION FILE NUMBER 0-23422
                         -------------------------------
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

                                 Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            (CLASS)                             (OUTSTANDING AT AUGUST 6, 1999)
  Common Stock, $.001 Par Value                           17,731,888

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

         Consolidated Balance Sheets -- December 31, 1998 and June 30, 1999.

         Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 1998 and 1999.

         Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1999.

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1999.

         Notes to Consolidated Financial Statements.

                                      (i)

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       DECEMBER 31,    JUNE 30,
                                                           1998          1999
                                                       ------------   ---------
                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ......................... $     12,309   $   7,473
   Accounts receivable, net of allowance for
     doubtful accounts of $2,635 and $3,119,
     respectively ....................................       49,253      55,811
   Inventories .......................................       29,822      30,120

   Prepaid expenses and other ........................       28,164      33,612
                                                       ------------   ---------
   Total current assets ..............................      119,548     127,016

PROPERTY AND EQUIPMENT, net of depreciation and
  amortization of $24,594 and $25,652, respectively ..       81,903      86,086


INTANGIBLE AND OTHER ASSETS, net of amortization
  of $17,373 and $19,811, respectively ...............       98,721     105,303
                                                       ------------   ---------
                                                       $    300,172   $ 318,405
                                                       ============   =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings ............................. $     38,385   $  49,498
   Current portion of long-term debt .................          322         322
   Accounts payable ..................................       33,407      42,336
   Accrued liabilities ...............................       21,202      19,010
                                                       ------------   ---------
     Total current liabilities .......................       93,316     111,166

LONG-TERM DEBT .......................................        2,967       2,692
SENIOR TERM NOTES ....................................      145,997     145,943
OTHER LONG-TERM LIABILITIES ..........................        7,364      11,622
                                                       ------------   ---------
                                                            249,644     271,423
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, $.001 par value, 30,000,000 shares
      authorized, 17,706,660 and 17,731,888 shares
      issued and outstanding, respectively ...........           18          18
    Additional paid-in capital .......................       75,244      75,302
    Warrants .........................................          180         180
    Retained deficit .................................      (23,731)    (27,305)
    Foreign currency translation adjustments .........       (1,183)     (1,213)
                                                       ------------   ---------
      Total stockholders' equity .....................       50,528      46,982
                                                       ------------   ---------
                                                       $    300,172   $ 318,405
                                                       ============   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30                       JUNE 30
                                       ---------------------------   ---------------------------
                                           1998           1999           1998           1999
                                       ------------   ------------   ------------   ------------
                                                             (UNAUDITED)
NET SALES ...........................  $     80,302   $     91,536   $    158,894   $    175,618

COST OF GOODS SOLD ..................        47,299         59,195         94,548        113,068
                                       ------------   ------------   ------------   ------------
       Gross profit .................        33,003         32,341         64,346         62,550
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..........................        26,890         31,147         59,367         59,884
                                       ------------   ------------   ------------   ------------
       Operating income .............         6,113          1,194          4,979          2,666
 INTEREST EXPENSE, net ..............         4,453          5,318          7,903          9,627
OTHER INCOME ........................           219          1,452            275          1,681
                                       ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT) ...............         1,879         (2,672)        (2,649)        (5,280)
INCOME TAX PROVISION (BENEFIT) ......           406           (529)         1,547         (1,239)
                                       ------------   ------------   ------------   ------------
INCOME (LOSS) FROM CONTINUING .......         1,473         (2,143)        (4,196)        (4,041)
DISCONTINUED OPERATIONS:
  Loss from operations of laundry
     detergent business .............           374           --              374           --
  Change in estimate of loss on
     disposal of detergent business .          --             --             --             (467)
                                       ------------   ------------   ------------   ------------
NET INCOME (LOSS) ...................         1,099         (2,143)        (4,570)        (3,574)
PREFERRED STOCK DIVIDEND ............          --             --               80           --
                                       ------------   ------------   ------------   ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ...............  $      1,099   $     (2,143)  $     (4,650)  $     (3,574)
                                       ============   ============   ============   ============
INCOME (LOSS) PER COMMON SHARE:
   Basic earnings (loss) per share:
     Continuing operations ..........  $       0.09   $      (0.12)  $      (0.29)  $      (0.23)
     Discontinued operations ........         (0.02)            --          (0.03)          0.03
                                       ------------   ------------   ------------   ------------
     Net Income (loss) ..............  $       0.07   $      (0.12)  $      (0.32)  $      (0.20)
                                       ============   ============   ============   ============
   Diluted earnings (loss) per share:
     Continuing operations ..........  $       0.08   $      (0.12)  $      (0.29)  $      (0.23)
     Discontinued operations ........         (0.02)            --          (0.03)          0.03
                                       ------------   ------------   ------------   ------------
     Net income (loss) ..............  $       0.06   $      (0.12)  $      (0.32)  $      (0.20)
                                       ============   ============   ============   ============

COMMON SHARES OUTSTANDING ...........    16,868,179     17,727,962     14,704,116     17,721,100
                                       ============   ============   ============   ============
COMMON AND POTENTIAL COMMON SHARES ..
  OUTSTANDING .......................    18,793,958     17,727,962     14,704,116     17,721,100
                                       ============   ============   ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON                                                                FOREIGN
                                               SHARES                  ADDITIONAL                                   CURRENCY
                                             ISSUED AND     COMMON       PAID-IN                     RETAINED      TRANSLATION
                                             OUSTANDING     STOCK        CAPITAL      WARRANTS       DEFICIT       ADJUSTMENTS
                                             ----------    --------    ----------    ----------    -----------    -------------
  BALANCE, December 31, 1998 .............   17,706,660    $     18    $   75,244    $      180    $  (23,731)    $     (1,183)
  Effect of stock option and stock
     purchase plans (unaudited) ..........       25,228        --              58          --            --               --

  Net loss (unaudited) ...................         --          --            --            --          (3,574)            --
  Translation adjustments (unaudited) ....         --          --            --            --            --                (30)
                                             ----------    --------    ----------    ----------    -----------    -------------
  BALANCE, June 30, 1999 (unaudited) .....   17,731,888    $     18    $   75,302    $      180    $  (27,305)    $     (1,213)
                                             ==========    ========    ==========    ==========    ===========    =============

   The accompanying notes are an integral part of this consolidated financial statement.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                         ---------------------
                                                                                           1998         1999
                                                                                         --------     --------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................................    $ (4,570)    $ (3,574)
   Adjustments to reconcile net loss to net cash used in operating activities
     Discontinued operations ........................................................        --           (467)
     Depreciation and amortization ..................................................       4,500        6,808
      (Increase) decrease in --
         Accounts receivable ........................................................     (11,532)      (7,158)
         Inventories ................................................................      (2,591)        (298)
         Prepaid expenses and other .................................................      (4,763)      (8,954)
         Insurance receivable resulting from Argentina fire .........................        --          3,691
       Increase (decrease)in--
         Accounts payable ...........................................................       2,757        8,930
         Accrued and other liabilities ..............................................       2,883       (1,758)
     Change in other long-term liabilities ..........................................        (776)         157
                                                                                         --------     --------
         Net cash used in operating activities ......................................     (14,092)      (2,623)
                                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................................................     (15,399)     (11,300)
  Proceeds from sale and leaseback of Mexico facility ...............................        --          4,295
  Investment in Brazilian venture,  net of cash acquired ............................      (3,946)        --
  Investment in other noncurrent assets .............................................      (1,127)      (5,999)
                                                                                         --------     --------
     Net cash used in investing activities ..........................................     (20,472)     (13,004)
                                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under senior term notes ................................................      31,087         --
  Borrowings under revolvers ........................................................      43,193       16,563
  Payments on revolvers .............................................................     (35,100)      (5,450)
  Borrowings under (payments on) other debt .........................................       2,923         (275)
  Financing related costs ...........................................................      (2,676)        (106)
  Proceeds  from  exercise of stock options and warrants ............................          97           59
                                                                                         --------     --------
     Net cash provided by financing .................................................      39,524       10,791
                                                                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS ................................       4,960       (4,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................       9,269       12,309
                                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................    $ 14,229     $  7,473
                                                                                         ========     ========
SUPPLEMENTAL DATA:
  Cash paid during the period for:
    Interest ........................................................................    $  7,133     $  7,780
    Income taxes ....................................................................    $  1,760     $    496
  Non-cash transactions:
     Contribution of land and building by Colombian joint venture partner ...........        --       $  1,750


   The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1998 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1999.

   The consolidated financial information as of and for the three-month and six-month periods ended June 30, 1998 and 1999, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of June 15, 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations as it does not currently hold derivatives.

2. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30                           JUNE 30
                                                  -----------------------------     -----------------------------
                                                      1998             1999             1998             1999
                                                  ------------     ------------     ------------     ------------
                                                   (UNAUDITED)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations, less
  preferred stock dividend ...................    $      1,473     $     (2,143)    $     (4,276)    $     (4,041)
Discontinued operations ......................            (374)            --               (374)             467
                                                  ------------     ------------     ------------     ------------
Net income (loss) attributable to common
  stockholders ...............................    $      1,099     $     (2,143)    $     (4,650)    $     (3,574)
                                                  ============     ============     ============     ============
Weighted average number of common
  outstanding ................................      16,868,179       17,727,962       14,704,116       17,721,100
                                                  ============     ============     ============     ============
Income (loss) from continuing operations .....    $       0.09     $      (0.12)    $      (0.29)    $      (0.23)
Discontinued operations ......................           (0.02)            --              (0.03)            0.03
                                                  ------------     ------------     ------------     ------------
Net income (loss) ............................    $       0.07     $      (0.12)    $      (0.32)    $      (0.20)
                                                  ============     ============     ============     ============
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations, less
  preferred stock dividend ...................    $      1,473     $     (2,143)    $     (4,276)    $     (4,041)
Discontinued operations ......................            (374)            --               (374)             467
                                                  ------------     ------------     ------------     ------------
Net income (loss) attributable to common
  stockholders ...............................    $      1,099     $     (2,143)    $     (4,650)    $     (3,574)
                                                  ============     ============     ============     ============
Weighted average number of common shares
  oustanding .................................      16,868,179       17,727,962       14,704,116       17,721,100
Dilutive effect - options and warrants .......       1,925,779             --               --               --
                                                  ------------     ------------     ------------     ------------

                                                    18,793,958       17,727,962       14,704,116       17,721,100
                                                  ============     ============     ============     ============
Income (loss) from continuing operations .....    $       0.08     $      (0.12)    $      (0.29)    $      (0.23)
Discontinued operations ......................           (0.02)            --              (0.03)            0.03
                                                  ------------     ------------     ------------     ------------
Net income (loss) ............................    $       0.06     $      (0.12)    $      (0.32)    $      (0.20)
                                                  ============     ============     ============     ============

   Common shares from the exercise or conversion of options, warrants and convertible preferred stock excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 264,704 and 3,562,626 for the three months ended June 30, 1998 and 1999, respectively, and 133,083 and 3,562,626 for the six months ended June 30, 1998 and 1999, respectively.

3.    COMPREHENSIVE INCOME

   Comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows ( in thousands):

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30                JUNE 30
                                                         ------------------     -------------------
                                                          1998      1999          1998      1999
                                                         -------    -------     -------     -------
                                                                        (UNAUDITED)
Net income (loss) attributable to common stockholders    $ 1,099    $(2,143)    $(4,650)    $(3,574)
Currency translation adjustments ....................         67         (8)         67         (30)
                                                         -------    -------     -------     -------
Comprehensive income (loss) .........................    $ 1,166    $(2,151)    $(4,583)    $(3,604)
                                                         =======    =======     =======     =======

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

   As of June 30, 1999, the Company had received interim payments of approximately $16,914,000 on its claim. No interim payments have been received subsequent to June 30, 1999. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In 1998, the Company recorded a substantial nonrecurring gain as other income, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs and other cost estimates and the final settlement reached with the Company's insurance carriers.

   As of June 30, 1999, the Company has recorded in prepaid expenses and other assets a receivable due from the insurance carriers of approximately $6,000,000 related to the Argentina fire. This receivable is comprised of the estimated remaining replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profit and fixed expenses for the months of August 1998 through June 1999 to be recovered under the business interruption portion of the insurance claim. For the six months ended June 30, 1999, the Company has recorded approximately $3,500,000 in other income primarily related to proceeds under the Company's property damage claim as well as lost profits and fixed expenses recoverable under the Company's business interruption/extra expense policy. Management believes that its estimates are reasonable, and will periodically review such amounts for possible adjustment, if necessary, in the future. The Company is continuing its efforts to complete the negotiation process with its insurance carriers and has incurred to date approximately $26,200,000 related to the total claim.


5. DISCONTINUED OPERATIONS

   The initial results of the Company's laundry detergent operation in the last two quarters of 1998, which generated an operating loss of $1,193,000 for the entire 1998 fiscal year, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5,278,000 resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. The $5,278,000 loss on disposal included $3,278,000 for the write-off of the initial investment and receivable from the laundry detergent operation and $2,000,000 related to existing contractual obligations required to be satisfied in disposing of the business. The Company has expended

$348,000 in the first half of 1999 to meet its contractual obligations related to disposing of the business. During the first quarter of 1999, the Company recorded a $467,000 reduction in its estimated loss on disposition of the business which is reflected as income from discontinued operations in the accompanying unaudited consolidated statement of earnings for the six months ended June 30, 1999.

6.  INVENTORIES

   Inventories consisted of the following (in thousands):

                                            DECEMBER 31,       JUNE 30,
                                                1998             1999
                                            ------------     ------------
                                                              (UNAUDITED)
  Raw Materials .......................     $     12,702     $     12,269
  Finished Goods ......................           17,120           17,851
                                            ------------     ------------
                                            $     29,822     $     30,120
                                            ============     ============

   Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

7. DEBT

SHORT-TERM BORROWINGS

   As of December 31, 1998 and June 30, 1999, the Company had borrowings outstanding of $38,385,000 and $49,498,000, respectively, under revolving credit facilities.

   On April 1, 1998, the Company entered into a new three-year $50.0 million credit facility to replace the former revolving credit facility. As of June 30, 1999, the Company had borrowings outstanding of $44,830,000 under this credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility is secured by substantially all of the Company's assets, and requires the Company, among other things, to maintain a minimum consolidated net worth, as defined, a minimum consolidated fixed charge coverage ratio, as defined, a maximum consolidated funded debt to adjusted consolidated EBITDA ratio, as defined, and a maximum level of capital expenditures.

   As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, under the original terms of the revolving credit facility, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the revolving credit facility. The revolving credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company has entered into discussions with the lender to restructure its facility into a combination of a revolver, term loan and an over-advance facility by August 30, 1999. The Company was in compliance with the terms of the credit facility, as amended, as of June 30, 1999. Additionally, as of August 10, 1999, the Company has approximately $600,000 in borrowing availability under its Malaysian trade financing facilities.

   The Company has issued a letter of credit for approximately $1,250,000 in connection with an operating lease for a diaper production line. This amount reduces the borrowing availability under the Company's revolving credit facility.

    Short-term borrowings for the Company's international operations were approximately $2,100,000 and $4,700,000 as of December 31, 1998 and June 30, 1999, respectively.


LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                       DECEMBER 31,   JUNE 30,
                                                           1998         1999
                                                       ------------  ----------
                                                                     (UNAUDITED)
Note payable, due 2001, interest at 8.4%, partially
  secured by land and buildings ...................... $      1,707     $ 1,608
Various other notes payable ..........................        1,582       1,406
                                                       ------------  ----------
                                                              3,289       3,014
     Less: current maturities ........................         (322)       (322)
                                                       ------------  ----------
                                                       $      2,967     $ 2,692
                                                       ============  ===========

SENIOR TERM NOTES

   Long-term debt under senior term notes consisted of the following (in thousands):

                                                       DECEMBER 31,    JUNE 30,
                                                           1998          1999
                                                       ------------  ----------
                                                                     (UNAUDITED)
10 1/4% Senior Notes, interest due semiannually on June
  15 and December 15, principal due June 15, 2007,
  including unamortized bond premium of $997 and
  $943, respectively ..................................$    145,997   $145,943
                                                       ============  ===========

   On June 24, 1997, the Company closed a private issuance of $115,000,000 of 10 1/4% Senior Notes due 2007 ("10 1/4 Senior Notes"). On October 14, 1997, the Company completed an exchange offer of registered notes for the 10 1/4% Senior Notes. On March 17, 1998, the Company closed a private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. On July 13, 1998, the Company completed an exchange offer of registered notes for the New Senior Notes. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the New Senior Notes were used to repay all outstanding indebtedness under the Company's revolving credit facility and for general corporate purposes, including capital expenditures.

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

8. COMMITMENTS AND CONTINGENCIES

   In May 1999, the Company entered into an agreement for the sale and leaseback of its manufacturing facility in Mexico and the underlying land for consideration of approximately $5,200,000. The Company has purchase and lease renewal options at projected future fair market values under the agreement. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases". The Mexico land and building had a book value totaling approximately $4,300,000. The gain realized on the sale transaction totaling approximately $900,000 has been deferred and will be credited to income as rent expense adjustment over the lease term. The average annual lease payments over the life of the lease are approximately $10,803,000.

9. SEGMENT INFORMATION

   All of the Company's revenues are derived from sales of disposable baby products. The Company classifies its business into two reportable segments:
"Domestic" (includes the United States and Puerto Rico and exports from those areas) and "International" (which includes all other foreign operations--Argentina, Mexico, Brazil, Colombia, Singapore and Malaysia). All international operations have been aggregated into one reportable segment because they have similar economic characteristics and their operations are similar in the nature of the product and production process, type of customer and distribution method.

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

   Information as to the operations and total assets of the Company's reportable segments is as follows (in thousands):

                                                                 DOMESTIC      INTERNATIONAL       TOTAL
                                                                ---------     --------------     ---------
THREE MONTHS ENDED JUNE 30, 1998
Net sales ..................................................    $  49,841     $       30,461     $  80,302
Intersegment sales .........................................    $     927     $        1,455     $   2,382
Operating income before management fees and corporate
  overhead .................................................    $   6,570              2,172     $   8,742
Corporate overhead .........................................       (2,048)              (581)       (2,629)
Interest expense, net ......................................         --                 --          (4,453)
Other income ...............................................         --                 --             219
                                                                ---------     --------------     ---------
Income from continuing operations before taxes .............    $   4,522     $        1,591     $   1,879
                                                                =========     ==============     =========
SIX MONTHS ENDED JUNE 30, 1998
Net sales ..................................................    $ 100,868     $       58,026     $ 158,894
Intersegment sales .........................................    $   1,307     $        1,620     $   2,927
Operating income before management fees and corporate
  overhead .................................................    $   5,262     $        5,539     $  10,801
Corporate overhead .........................................       (4,715)            (1,107)       (5,822)
Interest expense, net ......................................         --                 --          (7,903)
Other income ...............................................         --                 --             275
                                                                ---------     --------------     ---------
Income (loss) from continuing operations before taxes ......    $     547     $        4,432     $  (2,649)
                                                                =========     ==============     =========
Total assets ...............................................    $ 149,016     $      108,087     $ 257,103
                                                                =========     ==============     =========

                                                                 DOMESTIC      INTERNATIONAL       TOTAL
                                                                ---------     --------------     ---------
THREE MONTHS ENDED JUNE 30, 1999
Net sales ..................................................    $  56,214     $       35,322     $  91,536
Intersegment sales .........................................    $   1,712     $        1,871     $   3,583
Operating income (loss) before management fees and corporate
  overhead .................................................    $   3,257     $       (1,641)    $   1,616
Corporate overhead .........................................           69               (491)         (422)
Interest expense, net ......................................         --                 --          (5,318)
Other income ...............................................         --                 --           1,452
                                                                ---------     --------------     ---------
Income (loss) from continuing operations before taxes ......    $   3,326     $       (2,132)    $  (2,672)
                                                                =========     ==============     =========

SIX MONTHS ENDED JUNE 30, 1999
Net sales ..................................................    $ 107,951     $       67,667     $ 175,618
Intersegment sales .........................................    $   2,120     $        3,464     $   5,584
Operating income (loss) before management fees and corporate
  overhead .................................................    $   6,825     $       (2,991)    $   3,834
Corporate overhead .........................................       (2,597)             1,429        (1,168)
Interest expense, net ......................................         --                 --          (9,627)
Other income ...............................................         --                 --           1,681
                                                                ---------     --------------     ---------
Income (loss) from continuing operations before taxes ......    $   4,228     $       (1,562)    $  (5,280)
                                                                =========     ==============     =========
Total assets ...............................................    $ 159,353     $      159,052     $ 318,405
                                                                =========     ==============     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis, together with the accompanying unaudited consolidated financial statements and related notes, are intended to aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. Unless otherwise indicated, references herein to "Drypers" or "the Company" refer to Drypers Corporation and its subsidiaries.

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

   AMONG THE FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE TIMING OF NEW PRODUCT DISTRIBUTION, INTERNATIONAL OPERATIONS, COMPLETION OF SALE-LEASEBACK TRANSACTIONS, CURRENCY FLUCTUATIONS, CURRENCY DEVALUATIONS, CURRENCY RESTRICTIONS, CAPACITY ALLOCATION AMONG THE COMPANY'S PRODUCTION FACILITIES, SCOPE OF INSURANCE COVERAGE, LEVERAGE AND DEBT SERVICE, COMPETITIVE INDUSTRY, SUFFICIENCY OF PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION, EXCESS PRODUCTION CAPACITY OVER PROJECTED CUSTOMER DEMAND, PRICE CHANGES BY COMPETITORS, DEPENDENCE ON KEY PRODUCT, ACCEPTANCE OF PRODUCT INNOVATIONS, COST OF CERTAIN RAW MATERIALS, TECHNOLOGICAL CHANGES AND COVENANT LIMITATIONS IN DEBT INSTRUMENTS.

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

    Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began test distribution in two national mass merchants (Wal-Mart and Kmart). In March 1999, the Company obtained full distribution into all Kmart stores, with initial shipments beginning in April 1999.

    Drypers is the sixth largest diaper producer in the world. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company, through a series of start-ups and acquisitions, currently produces diapers in Puerto Rico, Argentina, Mexico, Brazil and Malaysia. Wal-Mart International has selected the Company to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico. In addition, DRYPERS branded products are also supplied to Wal-Mart stores in these markets. Recently, the Company gained distribution in the Wal-Mart stores in China, Canada and Germany. The Company intends to continue to expand its operations in Argentina, Brazil, Mexico, Malaysia and the Andean Pact and is actively seeking further expansion opportunities through acquisition, joint venture or other arrangements in Latin America and the Pacific Rim.

   On August 6, 1998, the Company announced the introduction of two new product innovations, DRYPERS(R) SUPREME WITH GERM GUARd(TM) Liner AND DRYPERS(R) ANTIBActerial BABY WIPES WITH GERM GUARD(TM). Both products appeared on retailers' shelves in October 1998. DRYPERS SUPREME WITH GERM GUARD LINER, containing an antibacterial treatment, is a super-premium line extension of the DRYPERS WITH ALOE VERA premium diaper line and features adjustable grip tabs and increased absorbency. DRYPERS SUPREME incorporates popular features of DRYPERS WITH ALOE VERA, including breathable sides and a soft, cloth-like backing, in addition to featuring SESAME STREET characters. The Company also launched DRYPERS ANTIBACTERIAL BABY WIPES WITH GERM GUARD as an extension of its growing baby wipes business.

   On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. As of June 30, 1999, the Company had received interim payments of approximately $16,914,000 on its claim. No interim payments have been received subsequent to June 30, 1999. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. Other income for the year ended December 31, 1998 included a nonrecurring gain, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs and other cost estimates and the final settlement reached with the Company's insurance carriers. See -"Liquidity and Capital Resources".

   The initial results of the Company's laundry detergent operation in the last two quarters of 1998, including an operating loss of $1.2 million for the entire 1998 fiscal year, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5.3 million resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998.

   In February 1999, the Company announced that it had lowered its 1999 expectations for its Latin American business due to the recent decline of the Brazilian real. The Company expects U.S. dollar sales from Brazil and Argentina to be lower than planned and cost of goods sold to be higher because of the currency situation, resulting in a reduction in expected 1999 annual earnings, primarily during the first half of 1999, of approximately $0.15 to $0.20 per diluted share on a consolidated basis. This adjustment reflects the time delay expected to implement anticipated price increases in order to pass through increases in raw material costs to customers. In the first quarter of 1999, price increases were not readily accepted in Brazil, creating a short-term uncertainty that management cannot quantify. The Company was able to implement a small price increase in Brazil during the second quarter of 1999, but it was offset by a further currency devaluation. Management believes that the price increase implemented in the second quarter of 1999 should be sustainable going forward and as a result, is anticipating a slight improvement in its Brazilian operations for the remainder of 1999. Due to the impact of Brazil's devaluation on the economy in Argentina, the Company is considering hedging and cost reduction efforts in response to the recession in that country; however, management believes that improvement in the Company's Argentine operations is unlikely throughout the remainder of 1999.

   The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months and six months ended June 30, 1998 and 1999.

                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                    JUNE 30                                JUNE 30
                      -----------------------------------   -------------------------------------
                            1998               1999                1998                1999
                      ----------------   ----------------   -----------------   -----------------
                                                  (DOLLARS IN MILLIONS)
Domestic .........    $  49.8     62.1%  $  56.2     61.4%  $  100.9     63.5%  $  108.0     61.5%
International ....       30.5     37.9      35.3     38.6       58.0     36.5       67.6     38.5
                      -------    -----   -------    -----   --------    -----   --------    -----
   Total net sales    $  80.3    100.0%  $  91.5    100.0%  $  158.9    100.0%  $  175.6    100.0%
                      =======    =====   =======    =====   ========    =====   ========    =====

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

RESULTS OF OPERATIONS

   The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and six months ended June 30, 1998 and 1999.

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                     JUNE 30            JUNE 30
                                               ------------------  -----------------
                                                  1998     1999     1998      1999
                                                 -----     -----   -----      -----
                                                            (UNAUDITED)
Net sales .....................................  100.0%    100.0%  100.0%     100.0%
Cost of goods sold ............................   58.9      64.7    59.5       64.4
                                                 -----     -----   -----      -----
Gross profit ..................................   41.1      35.3    40.5       35.6
Selling, general and administrative expenses ..   33.5      34.0    37.4       34.1
                                                 -----     -----   -----      -----
Operating income ..............................    7.6       1.3     3.1        1.5
Interest expense, net .........................    5.5       5.8     5.0        5.5
Other income ..................................     .2       1.6      .2        1.0
                                                 -----     -----   -----      -----
Income (loss) from continuing operations before
  income tax provision (benefit) ..............    2.3      (2.9)   (1.7)      (3.0)
Income tax provision (benefit)  ...............     .5       (.6)     .9        (.7)
                                                 -----     -----   -----      -----
Income (loss) from continuing operations ......    1.8      (2.3)   (2.6)      (2.3)
Discontinued operations .......................     .4       --       .2        (.3)
                                                 -----     -----   -----      -----
Net income (loss) .............................    1.4%     (2.3)%  (2.8)%     (2.0)%
                                                 =====     =====   =====      =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

NET SALES

   Net sales increased 14.0% to $91.5 million for the three months ended June 30, 1999 from $80.3 million for the three months ended June 30, 1998. Domestic sales increased 12.8% to $56.2 million for the three months ended June 30, 1999 from $49.8 million for the three months ended June 30, 1998. While the introduction of Drypers' products in Kmart's 1500 Big Kmart stores in mid-May made a significant contribution to the domestic sales increase, grocery store and private label sales were also higher. While international unit sales volume increased 33.0%, economic conditions in South America continued to negatively impact Drypers' operations in those markets, counterbalancing strong growth in Malaysia and Mexico. The Company was able to implement a 5.0% price increase in Brazil during the quarter; however, this increase was offset by a further currency devaluation. Despite the economic problems in South America, the Company's Brazilian volume increased 34.0% as the Company expanded its market share there. The Company's Mexico business achieved record net sales in the second quarter of 1999, and the Company's recently acquired Asian operations were also a strong contributor to net sales in the second quarter of 1999.


COST OF GOODS SOLD

   Cost of goods sold as a percentage of net sales increased to 64.7% for the three months ended June 30, 1999 compared to 58.9% for the three months ended June 30, 1998. This increase primarily reflects economic conditions in Brazil, where the Company experienced a 38.0% reduction in sales price per pad from the comparable period in 1998. This decrease in net sales price per pad was directly related to the Brazilian currency devaluation and was a slight improvement over the decrease in the first quarter of 1999, due to a 5.0% price increase that was implemented during the second quarter. However, the impact of this price increase was offset by a further devaluation in the Brazilian real during the second quarter of 1999. Additionally, cost of goods sold in the United States increased slightly as compared to the second quarter of 1998, due to a higher level of private label sales, which have lower gross margins but lower selling and promotional costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses remained relatively flat as a percentage of net sales at 34.0% for the three months ended June 30, 1999 compared to 33.5% for the three months ended June 30, 1998. This is primarily due to the increase in international business as a percentage of total net sales, which has a lower selling and promotional expense level as compared to domestic sales, in addition to product mix changes in the United States.


OPERATING INCOME

   As a result of the above factors, the Company's operating income decreased $4.9 million to $1.2 million for the three months ended June 30, 1999 from $6.1 million for the three months ended June 30, 1998.

INTEREST EXPENSE, NET

   Interest expense, net increased to $5.3 million for the three months ended June 30, 1999 as compared to $4.5 million for the three months ended June 30, 1998. The increase primarily relates to increased borrowing levels under the Company's revolving credit facility as compared to the comparable prior year period.

INCOME TAXES

   The Company recorded a benefit of $529,000 related to foreign taxes for the three months ended June 30, 1999, compared to a provision of $406,000 for the three months ended June 30, 1998. The decrease is primarily due to the tax implications of net losses in Argentina and Brazil in addition to continued management focus on international tax planning strategies during 1998 and 1999.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

NET SALES

      Net sales increased 10.5% to $175.6 million for the six months ended June 30, 1999 from $158.9 million for the six months ended June 30, 1998. Domestic sales increased 7.0% to $108.0 million for the six months ended June 30, 1999 from $100.9 million for the six months ended June 30, 1998. Net sales in the international sector grew to $67.6 million for the six months ended June 30, 1999 from $58.0 million in the prior comparable period. While the Company's domestic business reflected consolidation among several major grocery retailers during the first quarter of 1999, which resulted in fewer regularly scheduled promotions for Drypers, promotional activity with these retailers returned to its normal levels in the second quarter of 1999. Additionally, the introduction of Drypers' products in Kmart's 1500 Big Kmart stores in mid-May made a significant contribution to the domestic sales increase, as did increases in both grocery store and private label sales in the second quarter of 1999. While international unit sales volume increased 40.0%, economic conditions in South America continued to negatively impact Drypers' operations in those markets, counterbalancing strong growth in Malaysia and Mexico. The Company was able to implement a 5.0% price increase in Brazil during the second quarter; however, this increase was offset by a further currency devaluation. Despite the economic problems in South America, the Company's Brazilian volume increased 41.0% as the Company expanded its market share there. Due to the situation in South America, management is reallocating production resources globally. The Company's Mexico business achieved record net sales in the first and second quarter of 1999, and the Company's recently acquired Asian operations were also a strong contributor to net sales in the first half of 1999.

COST OF GOODS SOLD

   Cost of goods sold as a percentage of net sales increased to 64.4% for the six months ended June 30, 1999 compared to 59.5% for the six months ended June 30, 1998. This increase primarily reflects the currency devaluation in Brazil, where the dollar sales price per pad decreased by over 59.0% as compared to the comparable period in the prior year, while costs per pad did not decrease at the same rate because a large percentage of raw materials are U.S. dollar based. Price increases initiated in Brazil during the first quarter of

1999 were not sustainable during the last month of the quarter due to competitive pressures. The Company was able to implement a 5.0% price increase during the second quarter; however, the impact of this price increase was offset by a further devaluation in the Brazilian real during the second quarter of 1999. Additionally, international sales increased as a percentage of the Company's total net sales to 38.5% for the six months ended June 30, 1999 from 36.5% for the six months ended June 30, 1998. These sales have a lower gross margin and lower selling costs as a percentage of sales compared to the Company's domestic business. Lastly, domestic gross margins were down slightly as compared to the comparable prior year period due to changes in product mix.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased as a percentage of net sales to 34.1% for the six months ended June 30, 1999 compared to 37.4% for the six months ended June 30, 1998. The decrease primarily reflected the costs of the national advertising campaign in the United States, which began in February 1998. Additionally, the increase in international business as a percentage of total net sales contributed to the decline because these sales have lower selling and promotional expenses.


OPERATING INCOME

   As a result of the above factors, the Company's operating income decreased $2.3 million to $2.7 million for the six months ended June 30, 1999 from $5.0 million for the six months ended June 30, 1998.

INTEREST EXPENSE, NET

   Interest expense, net increased to $9.6 million for the six months ended June 30, 1999 as compared to $7.9 million for the six months ended June 30, 1998. The increase was primarily due to the issuance of 10 1/4% Senior Notes in March 1998 for $30.0 million, amortization of additional deferred loan costs related to this transaction and increased borrowing levels under the Company's revolving credit facility.

INCOME TAXES

   The Company recorded a benefit of $1.2 million related to foreign taxes for the six months ended June 30, 1999, compared to a provision of $1.5 million for the comparable period in 1998. The decrease is primarily due to the tax implications of net losses in Argentina and Brazil in addition to continued management focus on international tax planning strategies during 1998 and 1999.


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

   The Company's operations used $2.6 million of cash during the six months ended June 30, 1999 and used $14.1 million of cash during the six months ended June 30, 1998. The use of cash during the six months ended June 30, 1999 primarily reflected increased promotional and other prepaid expenses primarily related to the Company's startup of its new Colombian manufacturing operations, as well as the Company's worldwide operations and the payment of interest on the 10 1/4% Senior Notes. The use of cash during the six months ended June 30, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable), payment of interest on the 10 1/4% Senior Notes and expenditures related to the Company's discontinued laundry detergent business.

   The Company's capital expenditures were $11.3 million for the six months ended June 30, 1999 and $15.4 million for the six months ended June 30, 1998. Approximately $4.4 million of the capital expenditures made in the first half of 1999 related to restoration of the Company's Argentina operations damaged by fire in August 1998. The capital expenditures in the first quarter of 1998 related primarily to international production capacity increases. The Company financed its capital expenditures in 1998 and 1999 through borrowings under its revolving credit facility and from the proceeds of the $30.0 million offering of 10 1/4% Senior Notes in March 1998.

   The Company incurred cost increases of approximately $8.0 million in the first quarter of 1998 and approximately $2.0 million in the second quarter of 1998. The majority of these increases represented the cost of the Company's new advertising campaign (in connection with which there will be no near-term corresponding reduction of promotional expenses), while the remainder related to the costs associated with the discontinued laundry detergent business and the expansion of capacity in several Latin American markets.

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

   As of June 30, 1999, the Company has recorded in prepaid expenses and other assets a receivable due from the insurance carriers and related to the Argentina fire of approximately $6.0 million. This receivable is comprised of a portion of the replacement cost of damaged inventory and the estimated replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim, as well as estimated lost profits and fixed and incremental expenses for the months of August 1998 through June 1999 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received and will periodically review such amount for possible adjustment, if necessary, in the future. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In order to return its Argentina facility to normal operating capacity on a timely basis and minimize the interruption in meeting consumer demand for Drypers products in Argentina, the Company has increased its borrowings outstanding under the Company's revolving credit facility to approximately $44.8 million as of June 30, 1999. Insurance proceeds anticipated to be received during the second half of 1999 will be used to further reduce the amount outstanding under the revolving credit facility.

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

   The Company's working capital was $15.9 million as of June 30, 1999, compared to $26.2 million as of December 31, 1998. The Company's current assets increased from $119.5 million as of December 31, 1998 to $127.0 million as of June 30, 1999, and current liabilities increased from $93.3 million as of December 31, 1998 to $111.2 million as of June 30, 1999. Total debt increased from $187.7 million at December 31, 1998 to $198.5 million as of June 30, 1999.

   In 1997, the Company entered into a series of transactions related to the establishment of a venture in Brazil, the acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. e Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Total cash consideration paid in 1997 in connection with the transactions, including transaction costs, was approximately $9.8 million. In connection with the transactions, the Company also obtained a fair market value option to acquire Chansommes directly. On April 6, 1998, the Company exercised its option to acquire Chansommes, effectively giving the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. Total consideration for the entire series of Brazilian transactions was $15.1 million, which exceeded the estimated fair market value of the net tangible assets acquired by approximately $16.5 million, and this excess was recorded as goodwill.

   On June 24, 1997, the Company closed a private issuance of $115.0 million of 10 1/4% Senior Notes. On October 14, 1997, the Company completed an exchange offer of registered notes for the 10 1/4% Senior Notes. On March 17, 1998, the Company closed a private issuance of an additional $30.0 million of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. On July 13, 1998, the Company completed an exchange offer of registered notes for the New Senior Notes. Proceeds from the offering of the New Senior Notes were $30.4 million, $5.0 million of which was used to repay all outstanding indebtedness under the Company's former revolving credit facility, with the remaining proceeds used for general corporate purposes, including capital expenditures.

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

   As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, under the original terms of the revolving credit facility, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the Company's revolving credit facility. The revolving credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company has entered into discussions with the lender to restructure its facility into a combination of a revolver, term loan and an over-advance facility by August 30, 1999. The Company was in compliance with the terms of the credit facility, as amended, as of June 30, 1999.

   As of June 30, 1999, under the most recent amendment to the revolving credit facility, the Company had no borrowing availability. However, the Company's cash position has strengthened as a result of collecting $6.8 million in insurance reimbursements since December 31, 1998, obtaining $4.1 million in availability through Malaysian banking facilities and completing a sale-leaseback transaction of its Mexican manufacturing facility which generated $5.2 million. Additionally, the Company has several transactions currently in process which should generate approximately $8.0 million to $12.0 million in cash during the second half of

1999 in excess of cash flow from operations, as described below. The Company is continuing its efforts to bring the insurance claim process to closure and collect the remaining insurance receivable of approximately $6.0 million. The Company is also pursuing an additional sale-leaseback transaction in South America. Finally, the Company continues to pursue reducing its inventory and accounts receivable levels required for the business as well as operating lease financing for its major capital projects.

   Management believes that future cash flow from operations, together with cash on hand, available borrowings under the Company's revolving credit facility, borrowings under foreign credit facilities, sale-leaseback of foreign land and buildings, insurance proceeds related to the Argentina fire and potential operating lease financing arrangements will be adequate to meet the Company's anticipated cash requirements for the balance of 1999, including working capital, capital expenditures, debt service and acquisitions.

MARKET RISK

   The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the company to significant market risk. The Company's exposure to market risk for changes in interest rates relates primarily to variable rate borrowings outstanding under the Company's revolving credit facility discussed above. At June 30, 1999, the Company had $44.8 million outstanding under its revolving credit facility. An increase in interest rates of 1% would reduce annual net income by approximately $400,000. The Company's remaining debt obligations as of June 30, 1999 were primarily $145.0 million of Senior Notes, which carry a fixed interest rate of 10 1/4%, and therefore have no earnings exposure for changes in interest rates.

INFLATION AND CURRENCY DEVALUATION

   Inflationary conditions in the United States have been moderate and have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, historically inflation has not had a material impact on the results of operations of the Company's locations in that region because the Company has generally been able to pass on cost increases to its customers. However, due to the recent economic events in Latin America and Asia, inflationary conditions or the effect of currency devaluations have had a material impact on the results of operations in these locations. The Company has employed a strategy of borrowing at the foreign subsidiary level in the respective local currencies to create a self-hedge against future exposure to currency devaluation.

NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of June 15, 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations as it does not currently hold derivatives.

YEAR 2000

   The operation of the Company's business depends in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including materials purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Year 2000 compliance issues exist because many computer systems and applications currently use two-digit date fields to designate a year. Therefore, date sensitive systems may recognize the year 2000 as the year 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Programs and Systems to process critical financial and operational information incorrectly. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance problems and recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems comply with the requirements to process transactions in the year 2000. The following is a status report of the Company's efforts to date for fulfilling those compliance requirements.

THE COMPANY'S STATE OF READINESS

   It is anticipated that replacement of most of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. Replacement of domestic Programs and Systems with PeopleSoft, which is Year 2000 compliant, was implemented in August 1999. Testing of existing international Programs and Systems is scheduled to be fully completed and necessary changes implemented by the end of the third quarter of 1999. Evaluation and modification of all desktop hardware throughout the Company is currently in process and should be completed by the end of the third quarter of 1999. Additionally, potentially date sensitive chips embedded within production equipment are currently being tested to identify and address any problems. The Company anticipates that this process will be complete by the end of the third quarter of 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

   The Company expects that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems will be approximately $8.0 million during 1998 and 1999. Approximately $7.0 million had been expended on the PeopleSoft software and implementation process at June 30, 1999.

RISKS OF YEAR 2000 ISSUES

   The Company is in the process of executing its formal Year 2000 compliance plan and expects to achieve implementation on or before September 30, 1999. The Company has requested from its principal customers, suppliers and service providers (such as financial institutions) written statements regarding their knowledge of and plans for meeting the Year 2000 compliance requirements and has received a significant number of responses. However, no assurance can be given that these efforts will be successful. If any of the Company's significant customers, suppliers or service providers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. However, the Company has multiple suppliers for its primary raw materials and has no major customers which alone comprise greater than 10% of total net sales. Thus, alternate approaches are available in these areas to mitigate the risks to the Company of Year 2000 noncompliance by these third parties.

CONTINGENCY PLANS

   Even though management believes the Company will successfully implement its formal Year 2000 compliance plan, the Company is currently developing a "Worst Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. This contingency plan is scheduled to be in place by September 30, 1999. Additionally, the Company has planned to increase inventory levels at the end of 1999 to mitigate any significant business interruption in shipments to customers.

YEAR 2000 READINESS DISCLOSURES

   ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURES ACT.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)  Annual Meeting of Stockholders--May 28, 1999

      (b) Raymond M. Chambers and Gary L. Forbes were elected to serve as directors for three-year terms expiring in 2002. The Company's other directors are Walter V. Klenip, Nolan Lehmann, Terry A. Tognietti and Philip A. Tuttle.

      (c)  On May 28, 1999, the Stockholders voted on the following proposals:

            PROPOSAL NO. 1 -- To elect two persons to serve as directors of the Company for a three-year term or until their respective successors are duly elected and qualified.

            PROPOSAL NO. 2 -- To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

            As of April 15, 1999, the record date for determining stockholders entitled to vote at the Annual Meeting of Stockholders, the Company had outstanding and entitled to vote 17,724,804 shares of Common Stock.

             The following table lists the votes cast for each proposal:

                                Number of Shares
--------------------------------------------------------------------------------

         PROPOSAL            FOR       AGAINST      ABSTAIN     BROKER NON-VOTES
   ------------------    ----------    -------      --------    ----------------
   No. 1
      Raymond M.         15,409,384    126,797        --              --
      Gary L. Forbes     15,413,004    123,177        --              --
   No. 2                 15,447,463     75,525       13,193           --

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS - Reference is made to the Exhibit Index on Page 26 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

 (b) REPORTS ON FORM 8-K - A report on Form 8-K was filed with the Commission on June 9, 1999, in which the Company announced the completion of a sale-leaseback transaction related to its Mexican manufacturing facility. Additionally, the Company announced that it had obtained approximately $2.8 million in Malaysian trade financing.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DRYPERS CORPORATION

   Date: AUGUST 12, 1999                        By: /S/ JONATHAN P. FOSTER
         ---------------                            ----------------------
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer)
                                                    (Principal FinancialOfficer)

                                  EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION

27    Financial Data Schedule