Form 10-Q
period 1999-09-30
DRYPERS CORP
filed 1999-11-15
CIK 894232

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 0-23422

                             DRYPERS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE
(STATE OR OTHER JURISDICTION OF                          76-0344044
 INCORPORATION OR ORGANIZATION)             (IRS EMPLOYER IDENTIFICATION NUMBER)

      5300 MEMORIAL, SUITE 900
          HOUSTON, TEXAS                                      77007
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

                               [X] Yes [ ]No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              (CLASS)                      (OUTSTANDING AT NOVEMBER 8, 1999)
       Common Stock, $.001 Par Value                 17,741,500

PART I.  FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

        Consolidated Balance Sheets -- December 31, 1998 and September 30, 1999.

        Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 1998 and 1999.

        Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1999.

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1999.

        Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            DECEMBER 31,        SEPTEMBER 30,
                                                                                                1998                1999
                                                                                             ----------          -----------
                                                                                                                 (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
         Cash and cash equivalents.......................................................    $   12,309          $     6,098
         Accounts receivable, net of allowance for doubtful accounts of $2,635 and
            $3,251, respectively ........................................................        49,253               66,812
         Inventories.....................................................................        29,822               32,951
         Prepaid expenses and other......................................................        28,164               24,400
                                                                                             ----------          -----------
                Total current assets.....................................................       119,548              130,261
PROPERTY AND EQUIPMENT, net of depreciation and amortization of  $24,594 and
   $26,311, respectively.................................................................        81,903               88,606
INTANGIBLE AND OTHER ASSETS, net of amortization of $17,373 and
   $18,588, respectively.................................................................        98,721              105,628
                                                                                             ----------          -----------
                                                                                             $  300,172          $   324,495
                                                                                             ==========          ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Short-term borrowings...........................................................    $   38,385          $    52,191
         Current portion of long-term debt...............................................           322                  322
         Accounts payable................................................................        33,407               51,495
         Accrued liabilities.............................................................        21,202               16,475
                                                                                             ----------          -----------
                Total current liabilities................................................        93,316              120,483
LONG-TERM DEBT...........................................................................         2,967                2,420
SENIOR TERM NOTES........................................................................       145,997              145,915
OTHER LONG-TERM LIABILITIES..............................................................         7,364               11,288
                                                                                             ----------          -----------
                                                                                                249,644              280,106
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

         Common stock, $.001 par value, 30,000,000 shares authorized, 17,706,660 and
            17,741,500 shares issued and outstanding, respectively.......................            18                   18
         Additional paid-in capital......................................................        75,244               75,321
         Warrants........................................................................           180                  180
         Retained deficit................................................................       (23,731)             (28,319)
         Foreign currency translation adjustments........................................        (1,183)              (2,811)
                                                                                             ----------          ------------
                Total stockholders' equity...............................................        50,528               44,389
                                                                                             ----------          -----------
                                                                                             $  300,172          $   324,495
                                                                                             ==========          ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30                          SEPTEMBER 30
                                                         ------------------------------       ---------------------------------
                                                             1998              1999               1998                1999
                                                         ------------      ------------       ------------        -----------
                                                                                     (unaudited)
NET SALES.............................................   $     85,841      $     93,946       $    244,735        $   269,564
COST OF GOODS SOLD ...................................         52,368            57,354            146,916            170,422
                                                         ------------      ------------       ------------        -----------
           Gross profit ..............................         33,473            36,592             97,819             99,142
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES...........................................         29,688            33,378             89,055             93,262
                                                         ------------      ------------       ------------        -----------
           Operating income...........................          3,785             3,214              8,764              5,880
INTEREST EXPENSE, net ................................          4,530             4,711             12,433             14,338
OTHER INCOME..........................................          1,987               134              2,262              1,814
                                                         ------------      ------------       ------------        -----------
INCOME (LOSS)  BEFORE INCOME TAX
   PROVISION (BENEFIT)................................          1,242            (1,363)            (1,407)            (6,644)
INCOME TAX PROVISION (BENEFIT)........................           (277)             (579)             1,270             (1,818)
                                                         ------------      ------------       ------------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS..............          1,519              (784)            (2,677)            (4,826)
DISCONTINUED OPERATIONS:
      Loss from operations of laundry detergent
         business.....................................            818               --               1,192                 --
      Change in estimate of loss on disposal
         of detergent business........................             --               229                 --               (238)
                                                         ------------      ------------       ------------        -----------
NET INCOME (LOSS) ....................................            701            (1,013)            (3,869)            (4,588)
PREFERRED STOCK DIVIDEND .............................             --               --                  80                 --
                                                         ------------      ------------       ------------        -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.   $        701      $     (1,013)      $     (3,949)       $    (4,588)
                                                         ============      ============       ============        ===========
INCOME (LOSS) PER COMMON SHARE:
      Basic earnings (loss) per share:
         Continuing operations........................   $       0.09      $      (0.04)      $      (0.18)       $     (0.27)
         Discontinued operations......................          (0.05)            (0.01)             (0.07)               .01
                                                         ------------      ------------       ------------        -----------
         Net income (loss)............................   $       0.04      $      (0.05)      $      (0.25)       $     (0.26)
                                                         ============      ============       ============         ==========
      Diluted earnings (loss) per share:
         Continuing operations........................   $       0.08      $      (0.04)      $      (0.18)       $     (0.27)
         Discontinued operations......................          (0.04)            (0.01)             (0.07)               .01
                                                         ------------      ------------       ------------        -----------
         Net income (loss)............................   $       0.04      $      (0.05)      $      (0.25)       $     (0.26)
                                                         ============      ============       ============        ===========

COMMON SHARES OUTSTANDING.............................     17,360,880        17,736,991         15,589,704         17,726,397
                                                         ============      ============       ============        ===========
COMMON AND POTENTIAL COMMON SHARES
      OUSTANDING                                           18,271,276        17,736,991         15,589,704         17,726,397
                                                         ============      ============       ============        ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON                                                           FOREIGN
                                       SHARES                  ADDITIONAL                               CURRENCY
                                     ISSUED AND     COMMON      PAID-IN                    RETAINED    TRANSLATION
                                    OUTSTANDING     STOCK       CAPITAL      WARRANTS      DEFICIT     ADJUSTMENTS
                                     ----------   ----------   ----------   ----------   ----------    ----------
BALANCE, December 31, 1998 .......   17,706,660   $       18   $   75,244   $      180   $  (23,731)   $   (1,183)
  Effect of stock option and stock
    purchase plans (unaudited) ...       34,840         --             77         --           --            --

  Net loss (unaudited) ...........         --           --           --           --         (4,588)         --

  Translation adjustments
    (unaudited) ..................         --           --           --           --           --          (1,628)
                                     ----------   ----------   ----------   ----------   ----------    ----------
BALANCE, September 30, 1999
    (unaudited) ..................   17,741,500   $       18   $   75,321   $      180   $  (28,319)   $   (2,811)
                                     ==========   ==========   ==========   ==========   ==========    ==========

   The accompanying notes are an integral part of this consolidated financial statement.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30
                                                                                                ---------            ---------
                                                                                                   1998                1999
                                                                                                ---------            ---------
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                    $  (3,869)           $  (4,588)
    Adjustments to reconcile net loss to net cash used in operating activities
        Change in estimate of loss on disposal of detergent business................                   --                 (238)
        Depreciation and amortization...............................................                7,313               10,062
        Write-off of machinery and equipment resulting from Argentina fire..........                2,894                   --
        Changes in operating assets and liabilities
           (Increase) decrease in --
             Accounts receivable....................................................               (9,913)             (18,159)
             Inventories............................................................               (3,908)              (3,129)
             Prepaid expenses and other.............................................               (8,479)                (852)
             Effect of insurance receivable resulting from Argentina fire...........              (10,008)               3,691
            Increase (decrease)in--
             Accounts payable.......................................................                4,308               18,088
             Accrued and other liabilities..........................................                8,919               (6,118)
        Change in other long-term liabilities.......................................               (1,833)                (177)
                                                                                                ---------            ---------
                    Net cash used in operating activities...........................              (14,576)              (1,420)
                                                                                                ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment............................................              (18,336)             (15,888)
      Proceeds from sale and leaseback of Mexico facility...........................                   --                5,820
      Investment in Brazilian venture, net of cash acquired.........................               (3,943)                  --
      Investment in Malaysia diaper manufacturer, net of cash acquired..............              (10,207)                  --
      Investment in other noncurrent assets.........................................               (1,568)              (7,899)
                                                                                                ---------            ---------
              Net cash used in investing activities.................................              (34,054)             (17,967)
                                                                                                ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under senior term notes............................................               31,087                   --
      Borrowings under revolvers....................................................               57,738               19,256
      Payments on revolvers.........................................................              (35,100)              (5,450)
      Borrowings under (payments on) other debt.....................................                4,320                 (547)
      Financing related costs.......................................................               (2,836)                (161)
      Proceeds from exercise of stock options and warrants..........................                  181                   78
                                                                                                ---------            ---------
              Net cash provided by financing activities ............................               55,390               13,176
                                                                                                ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................                6,760               (6,211)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................                9,269               12,309
                                                                                                ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................            $  16,029            $   6,098
                                                                                                =========            =========

SUPPLEMENTAL DATA:
    Cash paid during the period for:
         Interest...................................................................            $   7,346            $   8,148
         Income taxes...............................................................            $   1,957            $     902
    Non-cash transactions:
         Common stock issued for Malaysia acquisition...............................            $   2,825            $      --
         Contribution of land and building by
         Columbian joint venture partner............................................            $      --            $   1,750

   The accompanying notes are an integral part of these consolidated financial statements.

                     DRYPERS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1998 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 1999.

   The consolidated financial information as of and for the three-month and nine-month periods ended September 30, 1998 and 1999, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of June 15, 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations as it currently holds only minimal amounts of derivatives.

2.   EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30                          SEPTEMBER 30
                                                                     1998               1999              1998              1999
                                                                  -----------        -----------         ---------        ---------
                                                                                               (UNAUDITED)
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations, less
   preferred stock dividend.............................          $     1,519        $      (784)        $  (2,757)       $  (4,826)
Discontinued operations.................................                 (818)              (229)           (1,192)             238
                                                                  -----------        -----------         ---------        ---------
Net income (loss) attributable to common stockholders...          $       701        $    (1,013)       $    (3,949)    $    (4,588)
                                                                  ===========        ===========        ===========     ===========
Weighted average number of common shares outstanding....           17,360,880         17,736,991         15,589,704      17,726,397
                                                                  ===========        ===========        ===========     ===========

Income (loss) from continuing operations................          $      0.09        $     (0.04)       $     (0.18)    $     (0.27)
Discontinued operations.................................                (0.05)             (0.01)             (0.07)            .01
                                                                  -----------        -----------         ----------     -----------
Net income (loss).......................................          $      0.04        $     (0.05)       $    (0.25)     $     (0.26)
                                                                  ===========        ===========        ===========     ===========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations, less preferred
   stock dividend.......................................          $     1,519        $      (784)        $  (2,757)     $    (4,826)
Discontinued operations.................................                 (818)              (229)           (1,192)             238
                                                                  -----------        -----------        ----------      -----------
Net income (loss) attributable to common stockholders...          $       701        $    (1,013)       $   (3,949)     $    (4,588)
                                                                  ===========        ===========        ==========      ===========
Weighted average number of common shares outstanding....           17,360,880         17,736,991        15,589,704       17,726,397
Dilutive effect - options and warrants..................              910,396                 --                --               --
                                                                  -----------        -----------        ----------      -----------
                                                                   18,271,276         17,736,991         15,589,704      17,726,397
                                                                  ===========        ===========        ==========      ===========
Income (loss) from continuing operations...............           $      0.08        $     (0.04)       $    (0.18)     $     (0.27)
Discontinued operations................................                 (0.04)             (0.01)            (0.07)             .01
                                                                  -----------        -----------        ----------      -----------
Net income (loss)......................................           $      0.04        $     (0.05)       $    (0.25)     $     (0.26)
                                                                  ===========        ===========        ==========      ===========

      Common shares from the exercise or conversion of options, warrants and convertible preferred stock excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 958,434 and 3,560,426 for the three months ended September 30, 1998 and 1999, respectively, and 848,434 and 3,560,426 for the nine months ended September 30, 1998 and 1999, respectively.

3.    COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows (in thousands):

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30               SEPTEMBER 30
                                                           1998          1999          1998          1999
                                                        ----------    ----------    ----------    ----------
                                                                            (UNAUDITED)
Net income (loss) attributable to common stockholders   $      701    $   (1,013)   $   (3,949)   $   (4,588)
Currency translation adjustments ....................       (1,078)       (1,598)       (1,078)       (1,628)
                                                        ----------    ----------    ----------    ----------
Comprehensive loss ..................................   $     (377)   $   (2,611)   $   (5,027)   $   (6,216)
                                                        ==========    ==========    ==========    ==========

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

   As of September 30, 1999, the Company had received interim payments of approximately $16,914,000 on its claim. No interim payments have been received subsequent to September 30, 1999. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In 1998, the Company recorded a substantial nonrecurring gain as other income, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs and other cost estimates and the final settlement reached with the Company's insurance carriers.

   As of September 30, 1999, the Company has recorded a receivable due from the insurance carriers of approximately $6,000,000 related to the Argentina fire. This receivable is comprised of the estimated remaining replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profit and fixed expenses for the months of August 1998 through September 1999 to be recovered under the business interruption portion of the insurance claim. For the nine months ended September 30, 1999, the Company has recorded approximately $1,285,000 in other income primarily related to proceeds under the Company's property damage claim as well as lost profits and fixed expenses recoverable under the Company's business interruption/extra expense policy. Management believes that its estimates are reasonable, and will periodically review such amounts for possible adjustment, if necessary, in the future. The Company is continuing its efforts to complete the negotiation process with its insurance carriers and has incurred to date approximately $26,700,000 related to the total claim.

5.   DISCONTINUED OPERATIONS

   The initial results of the Company's laundry detergent operation in the last two quarters of 1998, which generated an operating loss of $1,193,000 for the entire 1998 fiscal year, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5,278,000 resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. The $5,278,000 loss on disposal included $3,278,000 for the write-off of the initial investment and receivable from the laundry detergent operation and $2,000,000 related to existing contractual obligations required to be satisfied in disposing of the business. The Company has expended $674,000 during the nine months ended September 30, 1999 to meet its contractual obligations related to disposing of the business. During the nine months ended September 30, 1999, the Company recorded a $238,000 reduction in its estimated loss on disposition of the business which is reflected as income from discontinued operations in the accompanying unaudited consolidated statement of earnings for the nine months ended September 30, 1999.

6.  INVENTORIES

   Inventories consisted of the following (in thousands):

                                          DECEMBER 31,     SEPTEMBER 30,
                                              1998             1999
                                            -------          -------
                                                           (UNAUDITED)
            Raw Materials..............     $12,702          $12,314
            Finished Goods.............      17,120           20,637
                                            -------          -------
                                            $29,822          $32,951
                                            =======          =======
   Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

7.  DEBT

SHORT-TERM BORROWINGS

   As of December 31, 1998 and September 30, 1999, the Company had borrowings outstanding of $38,385,000 and $52,191,000, respectively, under revolving credit facilities.

   On April 1, 1998, the Company entered into a new three-year $50.0 million credit facility to replace the former revolving credit facility. As of September 30, 1999, the Company had borrowings outstanding of $45,935,000 under this credit facility. The new credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility is secured by substantially all of the Company's assets, and requires the Company, among other things, to maintain a minimum consolidated net worth, as defined, a minimum consolidated fixed charge coverage ratio, as defined, a maximum consolidated funded debt to adjusted consolidated EBITDA ratio, as defined, and a maximum level of capital expenditures.

   As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, under the original terms of the revolving credit facility, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the revolving credit facility. The revolving credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company has entered into discussions and document negotiations with the lender and another financial institution to restructure its facility into a combination of a revolver and term loans in November 1999. The Company was in compliance with the terms of the credit facility, as amended, as of September 30, 1999.

   Additionally, as of November 5, 1999, the Company has approximately $500,000 in borrowing availability under its Malaysian trade financing facilities, and is scheduled to close on an equipment term loan for approximately $1,000,000 during the second half of November 1999. The Company's

Colombian operations are also scheduled to close on a $3,000,000 line of credit during the second half of November 1999.

   The Company has issued a letter of credit for $1,000,000 in connection with an operating lease for a diaper production line. This amount reduces the borrowing availability under the Company's revolving credit facility.

    Short-term borrowings for the Company's international operations were approximately $2,100,000 and $6,256,000 as of December 31, 1998 and September 30, 1999, respectively.


LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                 December 31, September 30,
                                                    1998        1999
                                                   ------      ------
                                                              (unaudited)
          Note payable, due 2001, interest at
              8.4%, partially secured by land
              buildings.........................   $1,707      $1,511
          Various other notes payable...........    1,582       1,231
                                                   ------      ------
                                                    3,289       2,742
              Less: current maturities..........     (322)       (322)
                                                   ------      ------
                                                   $2,967      $2,420
                                                   ======      ======
SENIOR TERM NOTES

   Long-term debt under senior term notes consisted of the following (in thousands):

                                                December 31, September 30,
                                                     1998        1999
                                                  --------   ---------
                                                              (unaudited)
          10 1/4% Senior Notes, interest due
            semiannually on June 15 and December
            15, principal due June 15, 2007,
            including unamortized bond premium
            of $997 and $915, respectively......  $145,997   $ 145,915
                                                  ========   =========

   On June 24, 1997, the Company closed a private issuance of $115,000,000 of 10 1/4% Senior Notes due 2007 ("10 1/4% Senior Notes"). On October 14, 1997, the Company completed an exchange offer of registered notes for the 10 1/4% SeniOr Notes. On March 17, 1998, the Company closed a private issuance of an additional $30,000,000 of 10 1/4% Senior Notes (the "New Senior Notes") at a price of 103.625% of the principal amount thereof. On July 13, 1998, the Company completed an exchange offer of registered notes for the New Senior Notes. The New Senior Notes were issued under the same indenture as the June 1997 issuance of 10 1/4% Senior Notes. Proceeds of the issuance of the NEw Senior Notes were used to repay all outstanding indebtedness under the Company's revolving credit facility and for general corporate purposes, including capital expenditures.

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

8.    COMMITMENTS AND CONTINGENCIES

   The Company enters into various commitments from time to time for the purchase of manufacturing equipment in the normal course of business. Management believes that such commitments could be cancelled without material financial obligation to the Company.

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

   The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before management fees and corporate overhead. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties.

   Information as to the operations and total assets of the Company's reportable segments is as follows (in thousands):

                                                                           DOMESTIC          INTERNATIONAL           TOTAL
                                                                         -----------         -------------       ------------
THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Net sales............................................................    $    55,919         $      29,922       $     85,841
Intersegment sales...................................................            973                   493              1,466
Operating income before management fees and corporate overhead.......          8,751                 1,487             10,238
Corporate overhead...................................................         (5,905)                 (548)            (6,453)
Interest expense, net................................................                                                  (4,530)
Other income.........................................................                                                   1,987
                                                                         -----------         -------------       ------------
Income from continuing operations before taxes.......................    $     2,846         $         939       $      1,242
                                                                         ===========         =============       ============

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Net sales............................................................    $   156,787         $      87,948       $    244,735
Intersegment sales...................................................          2,280                 2,113              4,393
Operating income before management fees and corporate overhead.......         14,013                 7,026             21,039
Corporate overhead...................................................        (10,620)               (1,655)           (12,275)
Interest expense, net................................................                                                 (12,433)
Other income.........................................................                                                   2,262
                                                                         -----------         -------------       ------------
Income (loss) from continuing operations before taxes................    $     3,393         $       5,371       $     (1,407)
                                                                         ===========         =============       ============

Total assets.........................................................    $   154,792         $     138,082       $    292,874
                                                                         ===========         =============       ============

                                                                           DOMESTIC          INTERNATIONAL           TOTAL
                                                                         -----------         -------------       ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Net sales............................................................    $    57,578         $      36,368       $     93,946
Intersegment sales...................................................            831                   --                 831
Operating income before management fees and corporate
   overhead..........................................................          5,809                   109              5,918
Corporate overhead...................................................         (1,835)                 (869)            (2,704)
Interest expense, net................................................                                                  (4,711)
Other income.........................................................                                                     134
                                                                         -----------         -------------       ------------
Income (loss) from continuing operations before taxes................    $     3,974         $        (760)      $     (1,363)
                                                                         ===========         =============       ============

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Net sales............................................................    $   165,529         $     104,035       $    269,564
Intersegment sales...................................................          2,951                 3,464              6,415
Operating income (loss) before management fees and corporate
   overhead..........................................................         12,634                (1,871)            10,763
Corporate overhead...................................................         (4,432)                 (451)            (4,883)
Interest expense, net................................................                                                 (14,338)


Other income.........................................................            --                    --               1,814
                                                                         -----------         -------------       ------------
Income (loss) from continuing operations before taxes................    $     8,202         $      (2,322)      $     (6,644)
                                                                         ===========         =============       ============

Total assets.........................................................    $   163,499         $     160,996       $    324,495
                                                                         ===========         =============       ============


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

      AMONG THE FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE COMPLETION OF A NEW BANK FACILITY, TIMING OF NEW PRODUCT DISTRIBUTION, COMPETITIVE INDUSTRY, PRICE CHANGES BY COMPETITORS, INTERNATIONAL OPERATIONS, CURRENCY FLUCTUATIONS, CURRENCY DEVALUATIONS, CURRENCY RESTRICTIONS, CAPACITY ALLOCATION AMONG THE COMPANY'S PRODUCTION FACILITIES, SCOPE OF INSURANCE COVERAGE, LEVERAGE AND DEBT SERVICE, SUFFICIENCY OF PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION, DEPENDENCE ON KEY PRODUCTS, ACCEPTANCE OF PRODUCT INNOVATIONS, COST OF CERTAIN RAW MATERIALS, TECHNOLOGICAL CHANGES AND COVENANT LIMITATIONS IN DEBT INSTRUMENTS.

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

      Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company positions its products to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its limited penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began test distribution in two national mass merchants (Wal-Mart and Kmart). In March 1999, the Company obtained full distribution into all Kmart stores, with initial shipments beginning in April 1999. In

September 1999, the Company obtained private label distribution into all U.S. Wal-Mart Stores, with initial shipments beginning in October 1999.

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

      On August 8, 1998, the Company's manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. The Company maintained insurance to cover damage to the Company's property, business interruption and extra expense claims. As of September 30, 1999, the Company had received interim payments of approximately $16,914,000 on its claim. No interim payments have been received subsequent to September 30, 1999. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. Other income for the year ended December 31, 1998 included a nonrecurring gain, representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs and other cost estimates and the final settlement reached with the Company's insurance carriers. See "-Liquidity and Capital Resources".

      The initial results of the Company's laundry detergent operation in the last two quarters of 1998, which generated an operating loss of $1,193,000 for the entire 1998 fiscal year, caused the Company to reconsider its plans for these operations. As a result, the Company decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5,278,000 resulted from recording these obligations and the write-off of the Company's investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. The $5,278,000 loss on disposal included $3,278,000 for the write-off of the initial investment and receivable from the laundry detergent operation and $2,000,000 related to existing contractual obligations required to be satisfied in disposing of the business. The Company has expended $674,000 during the nine months ended September 30, 1999 to meet its contractual obligations related to disposing of the business. During the nine months ended September 30, 1999, the Company recorded a $238,000 reduction in its estimated loss on disposition of the business which is reflected as income from discontinued operations in the accompanying unaudited consolidated statement of earnings for the nine months ended September 30, 1999.

      In February 1999, the Company announced that it had lowered its 1999 expectations for its Latin American business due to the recent decline of the Brazilian real. The Company expects U.S. dollar sales from Brazil and Argentina to be lower than planned and cost of goods sold to be higher because of the currency situation. This adjustment reflects the time delay expected to implement anticipated price increases in order to pass through increases in raw material costs to customers. In the first quarter of 1999, price increases were not readily accepted in Brazil, creating a short-term uncertainty that management cannot quantify. The Company implemented small price increases in Brazil during the second and third quarters of 1999, but they were offset by further currency devaluation. Management expects additional price increases in the fourth quarter of 1999; however, due to the unanticipated weakening of the Brazilian real during the third quarter, clarity on the fourth quarter is difficult. Due to the impact of Brazil's devaluation on the economy in Argentina, the Company has entered into a series of forward contracts to hedge its exposure related to U.S. dollar based raw materials and has implemented cost reduction efforts in response to the recession in that country. Management believes that improvement in the Company's Argentine operations is unlikely throughout the remainder of 1999. The Company is considering a forward contract to edge its exposure to the Brazilian real for the year 200 as well.

   The Company's domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth the Company's domestic and international net sales for the three months and nine months ended September 30, 1998 and 1999.

                                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                      SEPTEMBER 30                                  SEPTEMBER 30
                                         ------------------------------------------  -----------------------------------------
                                                 1998                  1999                  1998                   1999
                                         --------------------  --------------------  --------------------- -------------------
                                                                         (DOLLARS IN MILLIONS)
       Domestic.......................   $  55.9      65.2%     $  57.6     61.3%     $  156.8     64.1%     $  165.6     61.4%
       International..................      29.9      34.8         36.3     38.7          87.9     35.9         104.0     38.6
                                         -------   -------      -------   ------      --------   ------      --------   ------
             Total net sales..........   $  85.8     100.0%     $  93.9    100.0%     $  244.7    100.0%     $  269.6    100.0%
                                         =======   =======      =======   ======      ========   ======      ========    =====

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

RESULTS OF OPERATIONS

    The following table sets forth the specified components of income and expense for the Company expressed as a percentage of net sales for the three months and nine months ended September 30, 1998 and 1999.

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30                     SEPTEMBER 30
                                                                      ----------------------          ------------------------
                                                                        1998           1999            1998              1999
                                                                        ----           ----            ----              ----
                                                                                               (unaudited)
      Net sales ...........................................            100.0%          100.0%          100.0%           100.0%
      Cost of goods sold...................................             61.0            61.0            60.0             63.2
                                                                      ------          ------           -----           ------
      Gross profit.........................................             39.0            39.0            40.0             36.8
      Selling, general and administrative expenses.........             34.6            35.5            36.4             34.6
                                                                      ------          ------           -----           ------
      Operating income ....................................              4.4             3.5             3.6              2.2
      Interest expense, net................................              5.3             5.0             5.1              5.3
      Other income.........................................              2.3              .1              .9               .7
                                                                      ------          ------           -----           ------
      Income (loss) from continuing operations before income
         tax provision (benefit)...........................              1.4            (1.4)            (.6)            (2.4)
      Income tax provision (benefit).......................              (.3)            (.6)             .5              (.7)
                                                                      ------          ------           -----           ------
      Income (loss) from continuing operations.............              1.7             (.8)           (1.1)             1.7
      Discontinued operations..............................              (.9)            (.2)            (.5)             --
                                                                      ------          ------           -----           ------
      Net income (loss)....................................               .8%           (1.0)%          (1.6)%           (1.7)%
                                                                      ======          ======           =====           ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

   Net sales increased 9.4% to $93.9 million for the three months ended September 30, 1999 from $85.8 million for the three months ended September 30, 1998. Domestic sales increased 3.0% to $57.6 million for the three months ended September 30, 1999 from $55.9 million for the three months ended September 30, 1998. While the introduction of Drypers' products in Kmart's 1500 Big Kmart stores in mid-May made a significant contribution to the domestic sales increase, grocery store and private label sales were also higher. During the quarter, the Company announced new private label agreements with Wal-Mart and Kroger, as well as additional distribution of its branded products in Food Lion Stores. This new business began shipment in the fourth quarter of 1999. While international unit sales volume increased 21.5%, economic conditions in South America continued to negatively impact Drypers' operations in those markets, counterbalancing strong growth in Malaysia and Mexico. The Company was able to implement a small price increase in Brazil during the quarter; however, this increase was offset by further currency devaluation, which negatively impacted the quarter by approximately $1.0 million. Despite the economic problems in South America, the Company's Brazilian unit volume increased 16.0% as the Company was able to expand its market share there. The Company's Mexico business achieved record net sales in the third quarter of 1999, and the Company's recently acquired Asian operations were also a strong contributor to net sales in the third quarter of 1999. Additionally, the Company's Andean Pact operations began manufacturing diapers in Colombia during the quarter, boosting sales in that region significantly.

COST OF GOODS SOLD

   Cost of goods sold as a percentage of net sales remained flat at 61.0% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This percentage is comprised of several offsetting factors. Domestic gross profit slightly increased over the prior year, reflecting improvements in efficiencies on branded product being offset by inefficiencies on the new private label product. International gross profit improved slightly over the last year due to gains outside of the Mercosur region of South America (which includes the countries of Argentina, Brazil, Paraguay and Uraguay). In Malaysia, the Company replaced private label manufacturing with branded products and now has a base business in the Andean region.

In Mexico, the Company is operating in a positive competitive environment compared to the intense price competition that occurred last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased as a percentage of net sales to 35.5% for the three months ended September 30, 1999 compared to 34.6% for the three months ended September 30, 1998. This is primarily due to the increase in international selling costs outside of the Mercosur, offset by product mix changes in the United States.

OPERATING INCOME

   As a result of the above factors, the Company's operating income decreased $0.6 million to a loss of $3.2 million for the three months ended September 30, 1999 from income of $3.8 million for the three months ended September 30, 1998.

INTEREST EXPENSE, NET

   Interest expense, net increased to $4.7 million for the three months ended September 30, 1999 as compared to $4.5 million for the three months ended September 30, 1998. The increase primarily relates to increased borrowing levels and interest rates under the Company's revolving credit facility as compared to the comparable prior year period.

INCOME TAXES

   The Company recorded a benefit of $579,000 related to foreign taxes for the three months ended September 30, 1999, compared to a benefit of $277,000 for the three months ended September 30, 1998. The decrease is primarily due to the tax implications of net losses in Argentina and Brazil in addition to continued management focus on international tax planning strategies and 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

   Net sales increased 10.1% to $269.6 million for the nine months ended September 30, 1999 from $244.7 million for the nine months ended September 30, 1998. Domestic sales increased 5.6% to $165.6 million for the nine months ended September 30, 1999 from $156.8 million for the nine months ended September 30, 1998. Net sales in the international sector grew to $104.0 million for the nine months ended September 30, 1999 from $87.9 million in the prior comparable period. While the Company's domestic business reflected consolidation among several major grocery retailers during the first quarter of 1999, which resulted in fewer regularly scheduled promotions for Drypers, promotional activity with these retailers returned to its normal levels in the second quarter of 1999. Additionally, the introduction of Drypers' products in Kmart's 1500 Big Kmart stores in mid-May made a significant contribution to the domestic sales increase, as did increases in both grocery store and private label sales in the second and third quarters of 1999. While international unit sales volume increased 37.6%, economic conditions in South America continued to negatively impact Drypers' operations in those markets, counterbalancing strong growth in Malaysia and Mexico. The Company was able to implement small price increases in Brazil during the second and third quarters; however, these increases were offset by further currency devaluation. Despite the economic problems in South America, the Company's Brazilian unit volume increased 31.6% as the Company was able to expand its market share there. Due to the situation in South America, management has reallocated capacity out of the Mercosur to more profitable business areas while reducing ongoing operating costs within the Mercosur. The Company's Mexico business achieved record net sales for the first three quarters of 1999, and the Company's recently acquired Asian operations were also a strong contributor to net sales in 1999. Additionally, the Company's Andean Pact operations began manufacturing diapers in Colombia during the third quarter of 1999, boosting sales in that region significantly.

COST OF GOODS SOLD

   Cost of goods sold as a percentage of net sales increased to 63.2% for the nine months ended September 30, 1999 compared to 60.0% for the nine months ended September 30, 1998. This increase primarily reflects the currency devaluation in Brazil, where the dollar sales price per pad decreased by 39.2% as compared to the comparable period in the prior year, while costs per pad did not decrease at the same rate because a large percentage of raw materials are U.S. dollar based. Price increases initiated in Brazil during the first quarter of 1999 were not sustainable due to competitive pressures. The Company was able to implement small price increases during the second and third quarters; however, the impact of these price increases were offset by further devaluation in the Brazilian real. Additionally, international sales increased as a percentage of the Company's total net sales to 38.6% for the nine months ended September 30, 1999 from 35.9% for the nine months ended September 30, 1998. These sales have a lower gross margin and lower selling costs as a percentage of sales compared to the Company's domestic business. Lastly, domestic gross margins were down slightly as compared to the comparable prior year period due to changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased as a percentage of net sales to 34.6% for the nine months ended September 30, 1999 compared to 36.4% for the nine months ended September 30, 1998. The decrease primarily reflected the costs of the national advertising campaign in the United States, which began in February 1998. Additionally, the increase in international business as a percentage of total net sales contributed to the decline because these sales have lower selling and promotional expenses.

OPERATING INCOME

   As a result of the above factors, the Company's operating income decreased $2.9 million to $5.9 million for the nine months ended September 30, 1999 from $8.8 million for the nine months ended September 30, 1998.

INTEREST EXPENSE, NET

   Interest expense, net increased to $14.3 million for the nine months ended September 30, 1999 as compared to $12.4 million for the nine months ended September 30, 1998. The increase was primarily due to the issuance of 10 1/4% Senior Notes in March 1998 for $30.0 million, amortization of additional deferred loan costs related to this transaction, increased borrowing levels under the Company's revolving credit facility and increased interest rates.

INCOME TAXES

   The Company recorded a benefit of $1.8 million related to foreign taxes for the nine months ended September 30, 1999, compared to a provision of $1.3 million for the comparable period in 1998. The decrease is primarily due to the tax implications of net losses in Argentina and Brazil in addition to continued management focus on international tax planning strategies during 1998 and 1999.

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

   The Company's operations used $1.4 million of cash during the nine months ended September 30, 1999 and used $14.6 million of cash during the nine months ended September 30, 1998. The use of cash during the nine months ended September 30, 1999 primarily reflected increased promotional and other prepaid expenses primarily related to the Company's startup of its new Colombian manufacturing operations, as well as the Company's worldwide operations, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable) and the payment of interest on the 10 1/4% Senior Notes. The use of cash during the nine monthS ended September 30, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable), payment of interest on the 10 1/4% Senior Notes, financing the working capital needs and restoration and expenditures related to the Xclaim product of the Company's Argentina operations which were damaged by fire in August 1998.

   The Company's capital expenditures were $15.9 million for the nine months ended September 30, 1999 and $18.3 million for the nine months ended September 30, 1998. Approximately $7.0 million of the capital expenditures made in the first three quarters of 1999 related to restoration of the Company's Argentina operations damaged by fire in August 1998 while approximately $2.2 million related to the movement of production capacity out of the Mercosur. The capital expenditures in 1998 related primarily to international production capacity increases. The Company financed its capital expenditures in 1998 and 1999 through borrowings under its revolving credit facility and from the proceeds of the $30.0 million offering of 10 1/4% Senior Notes in March 1998.

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

   The Company's estimated cash requirements during 1999 are primarily the funding of working capital needs, payment of debt service, planned capital expenditures of approximately $18.0 million and payment of contractual obligations to discontinue the laundry detergent business. Of the planned capital expenditures in 1999, approximately $7.0 million relates to rebuilding the facilities in Argentina that were destroyed by fire. The remainder relates to the expansion of capacity and modifications to existing equipment to enable the Company to make future product enhancements.

   As of September 30, 1999, the Company has recorded a receivable due from the insurance carriers and related to the Argentina fire of approximately $6.0 million. This receivable is comprised of a portion of the replacement cost of damaged inventory and the estimated replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim, as well as estimated lost profits and fixed and incremental expenses for the months of August 1998 through September 1999 to be recovered under the business interruption portion of the insurance claim. Management believes this is a reasonable estimate of insurance proceeds to be received and will periodically review such amount for possible adjustment, if necessary, in the future. The Company is engaging in the claim process and settlement discussions with its insurers regarding additional insurance proceeds to which the Company believes it is entitled. In order to return its Argentina facility to normal operating capacity on a timely basis and minimize the interruption in meeting consumer demand for Drypers products in Argentina, the Company has increased its borrowings outstanding under the Company's revolving credit facility to approximately $45.9 million as of September 30, 1999. Insurance proceeds anticipated to be received during the fourth quarter of 1999 will be used to further reduce the amount outstanding under the revolving credit facility.

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

      The Company's working capital was $9.8 million as of September 30, 1999, compared to $26.2 million as of December 31, 1998. The Company's current assets increased from $119.5 million as of December 31, 1998 to $130.3 million as of September 30, 1999, and current liabilities increased from $93.3 million as of December 31, 1998 to $120.5 million as of September 30, 1999. Total debt increased from $187.7 million at December 31, 1998 to $200.8 million as of September 30, 1999.

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

      As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, under the original terms of the revolving credit facility, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raises the effective cost of bank borrowings under the Company's revolving credit facility. The revolving credit facility, as amended, bears interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis. The Company has entered into discussions with the lender and another financial institution to restructure its facility into a combination of a revolver and term loans in November 1999. The Company was in compliance with the terms of the credit facility, as amended, as of September 30, 1999.

      As of September 30, 1999, under the most recent amendment to the revolving credit facility, the Company had no borrowing availability. However, the Company has several transactions currently in process which should generate significant additional liquidity. The Company is currently in the process of restructuring its credit facilty with its lender and another financial institution into a combination of a revolver and term loans which should provide approximately $8.0 million of additional liquidity. The Company is in the documentation process related to the restructured credit facility and is anticipating a late November 1999 closing. Additionally, by November 15, 1999, the Company's Malaysian subsidiary is expected to generate an additional $1.5 million of availability from a combination of equipment term loans and trade financing and the Company's Colombia operations are expected to generate an additional $3.0 million of availability from a line of credit. Both facilities are in the documentation process and will be denominated in the local currencies, thus serving as a self-hedge. The Company is continuing its efforts to bring the insurance claim process to closure by the end of 1999 and collect the remaining insurance receivable of approximately $6.0 million. The Company is also pursuing an additional sale-leaseback transaction in South America. Finally, the Company continues to pursue reducing its inventory and accounts receivable levels required for the business as well as operating lease financing for its major capital projects.

      Management believes that future cash flow from operations, together with cash on hand, available borrowings under the Company's restructured credit facility, borrowings under foreign credit facilities, sale-leaseback of foreign land and buildings, insurance proceeds related to the Argentina fire and potential operating lease financing arrangements will be adequate to meet the Company's anticipated cash requirements for the balance of 1999, including working capital, capital expenditures, debt service and acquisitions.

INFLATION AND CURRENCY DEVALUATION

      Inflationary conditions in the United States have been moderate and have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Latin America, historically inflation has not had a material impact on the results of operations of the Company's locations in that region because the Company has generally been able to pass on cost increases to its customers. However, due to the recent economic events in Latin America and Asia, inflationary conditions or the effect of currency devaluations have had a material impact on the results of operations in these locations. The Company has employed a strategy of borrowing at the foreign subsidiary level in the respective local currencies to create a self-hedge against future exposure to currency devaluation, and has recently entered into a series of forward exchange contracts related to raw material purchases for its Argentine operations.

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 as of June 15, 2000. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations as it currently holds minimal amounts of derivatives.

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

THE COMPANY'S STATE OF READINESS

Replacement of domestic Programs and Systems with PeopleSoft, which is Year 2000 compliant, was implemented in August 1999. Testing of existing international Programs and Systems and evaluation and modification of all desktop hardware throughout the Company has been completed as of September 30, 1999. Additionally, potentially date sensitive chips embedded within production equipment have been successfully tested to identify and address any problems.

COSTS TO ADDRESS YEAR 2000 ISSUES

      The Company estimated that the expenses and capital expenditures associated with the replacement of the Company's Programs and Systems would be approximately $8.0 million during 1998 and 1999. Approximately $7.8 million had been expended on the PeopleSoft software and implementation process at September 30, 1999. Management does not expect remaining amounts to be expended on Year 2000 issues to be significant.

RISKS OF YEAR 2000 ISSUES

      The Company has successfully implemented its formal Year 2000 compliance plan as of September 30, 1999. The Company has requested from its principal customers, suppliers and service providers (such as financial institutions) written statements regarding their knowledge of and plans for meeting the Year 2000 compliance requirements and has received a significant number of responses. However, no assurance can be given that these efforts will be successful. If any of the Company's significant customers, suppliers or service providers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. However, the Company has multiple suppliers for its primary raw materials and has no major customers which alone comprise greater than 10% of total net sales. Thus, alternate approaches are available in these areas to mitigate the risks to the Company of Year 2000 noncompliance by these third parties.

CONTINGENCY PLANS

      Even though management believes the Company has successfully implemented its formal Year 2000 compliance plan, the Company has developed a "Worst Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. Additionally, the Company has planned to increase inventory levels at the end of 1999 to mitigate any significant business interruption in shipments to customers.

YEAR 2000 READINESS DISCLOSURES

      ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURES ACT.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to variable rate borrowings outstanding under the Company's revolving credit facility discussed above. At September 30, 1999, the Company had $52.2 million outstanding under its revolving credit facility. An increase in interest rates of 1% would reduce annual net income by approximately $520,000. The Company's remaining debt obligations as of September 30, 1999 were primarily $145.0 million of Senior Notes, which carry a fixed interest rate of 10 1/4%, and therefore have no earnings exposure for changes in interest rates.

      The Company historically has not utilized financial instruments for trading purposes and has held no derivative financial instruments which could expose the company to significant market risk. However, in August 1999 the Company entered into a series of one-year forward exchange contracts with firm commitments to hedge certain raw material purchases denominated in U.S. dollars for its Argentine subsidiary.

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

   (b) REPORTS ON FORM 8-K - There were no reports filed on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DRYPERS CORPORATION

   Date:  NOVEMBER 15,1999                 By:  /S/  JONATHAN  P. FOSTER
                                                Chief Financial Officer
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)

                                EXHIBIT INDEX

                        EXHIBIT NUMBER AND DESCRIPTION
EXHIBIT
NUMBER         DECRIPTION
-------        ----------
  27           Financial Data Schedule