Form 10-K405
period 1999-12-31
DRYPERS CORP
filed 2000-03-29
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the price at which the common stock was sold on February 29, 2000: $27,715,572

   Number of shares of common stock outstanding as of February 29, 2000:
17,754,312

                       DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III, Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I


ITEM 1.  BUSINESS

We are a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers, training pants and pre-moistened baby wipes. Our products are sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, we are the third largest producer of branded disposable baby diapers in the United States and Latin America. We also manufacture and sell lower-priced diapers under other brand names internationally, as well as private label diapers, training pants and pre-moistened baby wipes. Our DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S. grocery stores.

On the branded side of the business, we target the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. Our products are positioned to provide enhanced profitability for retailers and better value to consumers. We continually seek to expand our extensive grocery store sales and distribution network, while increasing our penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, we began our first-ever national television campaign. As a result of this campaign, in 1998, we began with test distribution in two national mass merchants, Wal-Mart and Kmart. In April 1999, we gained national distribution of our branded disposable diapers into all 1,500 Big Kmart stores across the country. In September 1999, we expanded our worldwide relationship with Wal-Mart to include production of private label diapers in the U.S.

We are the sixth largest diaper producer in the world. Since 1993, we have significantly expanded our international presence, competing in the lower-priced branded and private label categories. Through a series of start-ups and acquisitions, we currently produce diapers in Puerto Rico, Argentina, Mexico, Brazil, Malaysia and Colombia. We were selected by Wal-Mart International to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and Puerto Rico, and we also supply DRYPERS branded products to Wal-Mart stores in these markets. In 1998, we gained distribution in the Wal-Mart stores in China, Canada and Germany. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the devaluation's negative impact on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations back to profitability. We intend to continue to expand our operations in Mexico, Malaysia, Europe and Colombia and are actively seeking further expansion opportunities through acquisitions, joint ventures or other arrangements worldwide.

DRYPERS(R) is a U.S. registered trademark and PUPPET is a Brazilian federally registered trademark that we own. All other trademarks or service marks referred to in this Form 10-K are the property of their owners and are not owned by us. We were originally organized in 1987 and are a Delaware corporation.


INDUSTRY CONDITIONS

U.S. DISPOSABLE BABY DIAPER MARKET

The size of the U.S. diaper market measured by retail sales was approximately $4.2 billion in 1999. We believe the U.S. market has experienced little growth in recent years as a result of the already high level of market penetration of disposable diapers (estimated to be above 90%) and the decrease in the number of diapers used per baby as a result of improvements in absorbency and leakage control. The principal manufacturers of disposable diapers in the United States can be grouped into three general categories:

    o   premium-priced branded producers,

    o   value-priced branded producers, and

    o   private label producers.

Procter & Gamble and Kimberly-Clark are the leading premium-priced branded producers and tend to compete on the basis of product quality and features. As a result, they invest heavily both in research and development, to design frequent product enhancements, and in marketing and advertising, to promote product sales and to increase consumer awareness of the benefits of disposable diapers and their new features. Although their products are generally priced above value-oriented brands and private label products to both retailers and consumers, retailers generally sell these brands at prices that provide them with relatively little margin in order to attract consumers into their stores.

Historically, value-priced branded diapers such as those we produced have been sold primarily through grocery stores because the manufacturers of these brands lacked national brand name recognition and the national production and distribution capabilities necessary to service mass-merchant and drugstore chains. The competitive strategies of value-priced brands vary significantly, ranging from a focus on quality and value to a simple low-price strategy, and the products vary from premium quality diapers to lower quality diapers with few enhancements. Generally, value-priced brands compete by offering products that are priced below the premium-priced brands to both retailers and consumers and typically provide higher margins to retailers than the national brands. Value-priced brand name manufacturers do not generally engage in extensive research and development or national advertising and are generally marketed to a more defined audience than is reached by mass advertising, through the use of coupons, in-store promotions and cooperative programs with retailers.

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

The size of the U.S. disposable baby diaper and training pant market sold through grocery stores, measured by retail sales in 1999, was approximately $2.0 billion or 46.6% of the estimated $4.2 billion total U.S. diaper market. Since 1989, our larger branded competitors have lost grocery market share on a combined basis both to value-priced brands, which represented the fastest growing segment, and to private label products. In addition, grocery store sales of diapers has been decreasing as a percentage of total diaper sales in the United States from 60.2% in 1994 to 46.6% in 1999, reflecting a shift in distribution to mass merchants.

Procter & Gamble and Kimberly-Clark are the dominant companies in the disposable diaper market. Procter & Gamble has an estimated 37.2% share of the total U.S. diaper market and an estimated 34.5% share of the domestic grocery store market for disposable diapers for the 52 weeks ended December 18, 1999. Kimberly-Clark has an estimated 42.4% share of the total U.S. diaper market and 41.4% share of the domestic grocery store market. There are also private label manufacturers with higher diaper sales than Drypers. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market.

The size of the U.S. disposable diaper market sold through mass merchant and drugstore chain retailers, measured by retail sales, was approximately $2.2 billion during 1999, representing approximately 53.4% of the U.S. diaper market. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed brands and private labels. Mass merchants have increased their percentage of total diaper sales in the United States from 29.7% in 1994 to 43.4% in 1999 while drug store market share has remained flat at approximately 10.0% over the same period.

INTERNATIONAL DISPOSABLE BABY DIAPER MARKET

Although disposable baby diaper usage is significantly lower outside the United States, Western Europe, Japan and other developed countries, industry sources estimate that the international disposable baby diaper market is approximately $12.0 billion in manufacturers' sales. Procter & Gamble and Kimberly-Clark have contributed to the development of the international market for disposable baby diapers by advertising heavily and by introducing their products in numerous markets. Although Procter & Gamble and Kimberly-Clark dominate worldwide sales of disposable diapers, in certain foreign markets there are local manufacturers that represent a significant portion of the market.

In Japan and Western Europe, the disposable baby diapers sold by local producers are generally of a quality comparable to the premium products sold in the United States. However, in most other countries, local manufacturers generally sell a lower quality product with fewer product features. We believe that increased awareness outside the United States of the benefits of disposable diapers, combined with generally higher birth rates, should cause aggregate disposable diaper sales outside the United States to grow substantially faster than domestic sales.

BUSINESS STRATEGY

Our business strategy is to maintain high growth in sales while maximizing EBITDA, which is a common measure of financial performance equal to operating income plus depreciation and amortization, and profitability by focusing on the following key strategic elements:

CONTINUED  PRODUCT INNOVATION TO DIFFERENTIATE THE DRYPERS BRAND

We have successfully differentiated our diaper and training pant products from the other national brands through the selective development of cost-effective innovative product features. For example, we began to promote our diapers as the only perfume-free national brand in 1994. In 1996, we introduced the first odor-control diaper, DRYPERS WITH NATURAL BAKING SODA, and in 1997, we launched DRYPERS WITH ALOE VERA and entered into a licensing agreement to use the SESAME STREET trademark and characters on our products, packaging and advertising materials. The DRYPERS WITH ALOE VERA product received the Gold Edison Award from the American Marketing Association for the most innovative children's product of 1997. In addition to positioning DRYPERS as a national brand, these premium quality product features and innovations helped increase our penetration of the U.S. grocery store market from an estimated 54% in December 1995 to 77% today.

INCREASE U.S. BRAND AWARENESS AND RETAIL PENETRATION THROUGH A TARGETED ADVERTISING AND PROMOTIONAL CAMPAIGN

We continually seek to expand our sales and distribution network in the United States. We believe that increasing consumer awareness of the DRYPERS brand in the U.S. market will not only assist in our continued penetration into grocery stores, but also has facilitated our entry into national mass merchants and drug store channels as well. These retail outlets account for roughly half of all U.S. diaper sales, and until recently have been effectively out of reach for us due to a lack of brand recognition. In February 1998, we began our first national television advertising campaign through a cost-effective, targeted series of commercials aimed at increasing brand awareness. As a result, we have continued to increase our extensive penetration of the grocery store market. More importantly, Wal-Mart and Kmart agreed to initiate distribution tests of DRYPERS as a result of the increased brand awareness in 1998. In April 1999, we gained national distribution of our branded disposable diapers into all 1,500 Big Kmart stores across the U.S. In September 1999, we expanded our worldwide relationship with Wal-Mart to include production of private label diapers in the U.S.

OFFER "EVERY DAY VALUE" BRANDED PRODUCTS TO CONSUMERS

Our premium quality, value-priced diapers and training pants are designed to offer consumers the recognition and reliability of a national brand name together with product quality and features comparable to the premium-priced national brands at generally lower prices. We believe that this combination of brand name, premium product quality and "Every Day Value" prices offers consumers an attractive alternative to the premium-priced brands.

PROVIDE HIGHER MARGIN PRODUCTS FOR RETAILERS

The manufacturers of the leading national brands typically sell their premium-priced products to retailers at prices above those of other diaper manufacturers. Retailers generally price the premium-priced diaper brands with relatively little margin to attract customers into their stores. We sell our products to retailers at a generally lower price than the leading premium-priced national brands, which allows retailers to offer a lower price to customers while achieving substantially higher margins, increasing their category profitability. We believe that we are able to maintain attractive profit margins for retailers while offering consumers a better price/value relationship as compared with the premium-priced national brands as a result of our emphasis on the following factors:

    o selective development of innovative product features which distinguish our products from the premium-priced brands,

    o manufacturing high quality products at substantially the same costs as the leading national brand manufacturers,

    o significantly lower advertising, promotion and research and development expenses, and

    o   maintaining a substantially lower corporate overhead structure.

CONTINUE TO PURSUE INTERNATIONAL EXPANSION OPPORTUNITIES

Management believes that there continues to be substantial growth opportunities for producers of disposable baby diapers and training pants in the developing markets in Latin America, the Pacific Rim and Eastern Europe. This opportunity reflects the current low levels of consumer penetration for those products (from less than 5% to 35% in those countries compared to over 90% in the United States, Western Europe and Japan) and the rapid increase in the standard of living in those regions in recent years. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the devaluation's negative impact on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations back to profitability. We intend to continue to expand our operations in Mexico, Malaysia, Europe and Colombia and are actively seeking further expansion opportunities through acquisitions, joint ventures or other arrangements worldwide. We believe that increased geographic diversity should help us to reduce our sensitivity to competitive pressures in any one specific market in the future.

MARKET POSITION

U.S. GROCERY STORE MARKET

The grocery store segment represented approximately 46.6% of the U.S. diaper market, or $2.0 billion of retail sales, in 1999. We estimate that our products were distributed through U.S. grocery retailers whose sales represented 77% of the total U.S. grocery store market for disposable diapers and training pants as of December 1999, as compared to 54.0% in December 1995, and that we have achieved distribution levels in excess of 90% of the grocery stores in our most developed markets. We believe that our brands represented 7.0% of the total dollar volume and 7.3% of the total unit volume for disposable diapers and training pants in the total grocery store category during the fourth quarter of 1999. However, we estimate that our brands have market shares as high as 15.0% in our more established domestic grocery store markets.

U.S. MASS-MERCHANT AND DRUGSTORE CHAINS

The mass-merchant and drugstore chain segments, in aggregate, represented approximately 53.4% of the U.S. diaper market, or $2.2 billion of retail sales, in 1999. The majority of the mass-merchant and drugstore chain retailers are national or super-regional in scope and are primarily interested in nationally distributed, recognized brands. In late 1992, we completed acquisitions that provided nationwide production and distribution capabilities and began a program of unifying our products nationwide under the DRYPERS brand name, which was completed in the first quarter of 1995. We then embarked on a campaign to create a unique national brand identity for DRYPERS. This began with a series of product innovations, some of which have been followed by the larger national brands. As a result of these efforts, Drypers gained national distribution in Kmart in April 1999 and continued our test with Wal-Mart.

U.S. PRIVATE LABEL

Private label products play an important role in maintaining profit within many retailers' stores. We believe that our private label products complement the value-priced positioning of our premium branded products. We believe private label opportunities are enhanced by our low cost structure and ability to provide products with features and performance characteristics substantially equivalent to the national brands. There has recently been consolidation among private label manufacturers in the United States, leaving fewer competitors in this market. As a result, Drypers has gained over $100.0 million in annualized domestic sales through new distribution into the private label market in 1999, specifically the Wal-Mart, Kroger Co. and Food Lion, Inc. accounts.

INTERNATIONAL OPERATIONS

Industry sources estimate the international disposable diaper market to represent approximately $12.0 billion in annual manufacturers' sales. Importantly, there are currently low levels of consumer penetration for disposable baby diapers and training pants in Latin America, the Pacific Rim and Eastern Europe (from less than 5% to 35% in those countries compared to over 90% in the United States, Western Europe and Japan). Roughly speaking, we estimate that the global diaper market potential is in excess of $100 billion. Our foreign produced and exported products are sold in over 28 countries and accounted for approximately 37.1% of our net sales during 1999. We have focused our international efforts primarily in Latin America because of the following factors:

    o relatively low but growing level of disposable diaper market penetration,

    o   the rapid increase in the standard of living,

    o   the relatively high birth rate, and

    o   the resulting high level of market potential.

In these markets, we compete in both the branded and private label categories. With operations in Argentina and Mexico, we initially established manufacturing capabilities outside of the United States. This capability was strengthened with the February 1997 acquisition of the Brazilian PUPPET brand name and the resulting formation of a joint venture to market this brand in Brazil. In April 1998, Drypers exercised its fair market value option to acquire the Brazilian manufacturer of its diapers. In addition, we are the appointed private label diaper supplier to all Wal-Mart stores in Latin America (which are currently located in Argentina, Brazil and Mexico) and in Puerto Rico, and we also supply DRYPERS branded products to Wal-Mart stores in these markets. In 1998, we gained distribution in the Wal-Mart stores in China, Canada and Germany. In Argentina and Brazil, we believe that we have approximately 9% to 11% market share of the disposable diaper category. This decline from 1998 levels is due to our focus on eliminating unprofitable business in these markets. In September 1998, we acquired PrimoSoft, a Malaysian manufacturer of disposable baby diapers, building on our earlier export sales to that region. In August 1999, we began manufacturing in Colombia through a 75% owned joint venture. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the devaluation's negative impact on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations back to profitability. We intend to continue to expand our operations in Mexico, Malaysia, Europe and Colombia and are actively seeking further expansion opportunities through acquisitions, joint ventures or other arrangements worldwide.

PRODUCTS

We seek to enhance our products by adding cost-effective product features and substituting materials and components to improve performance. We work closely with our suppliers, distributors and other industry participants to identify, anticipate, and in some cases develop technological innovations so that our products can incorporate the most advanced design features and also be clearly differentiated from other national brands. We use advanced manufacturing equipment and techniques that have proven to be adaptable to permit the introduction of new products using either new materials or production techniques.

DISPOSABLE BABY DIAPERS

There are significant quality differences among the various disposable diapers available to consumers such as their ability to:

o     absorb and retain fluids,

o prevent leakage through leg and waist openings through the use of elasticized bands, and

o be easily fitted and held in place by fastening systems which secure the diaper firmly without causing discomfort to the baby.

Other features help to differentiate products from one another, such as:

o     thinner construction,

o     odor control,

o     being perfume free,

o     attractive designs,

o     extra-dry sub-layers,

o     aloe vera, and

o     packaging.

We manufacture and market two types of disposable baby diapers in the United States, premium brand name and private label diapers.

PREMIUM BRAND NAME BABY DIAPERS. We sell our premium brand name products under the brand name DRYPERS. Our premium quality brand diapers incorporate many of the product features that are offered by the leading national premium brands. We believe that the lower retail price and the combination of product features distinguish our premium quality value-priced brand name diapers in the various markets in which we compete. These product features include:

o     multi-strand leg elastic for a wide soft cuff and leakage barrier,

o     a reinforced tape landing zone for more secure fastening,

o     a soft foam waistband,

o     a thin overall profile,

o     breathable sides, and

o     a cloth-like outer cover.

In addition, DRYPERS are differentiated by features not offered by some or all of the other premium national brands, such as being "perfume free", baking soda for odor control and aloe vera to soothe skin.

PRIVATE LABEL BABY DIAPERS. Our private label products are manufactured to the specifications of, and are sold under the labels of, major retailers. The private label products we produce range in quality from our premium brand products to our lower-priced products. We believe private label opportunities are enhanced by our low cost structure and our ability to provide products with features and performance characteristics substantially equivalent to the national brands.

In addition to our premium branded products, we sell diapers outside of the United States with product specifications designed for particular foreign markets which address specific competitive and affordability factors in those markets.

DISPOSABLE TRAINING PANTS

We have developed a line of premium disposable training pants, marketed under the DRYPERS brand name for children of toilet-training age. We also produce and sell private label training pants which are manufactured to the specifications of and are sold under labels of various retailers. Training pants are a complementary product which may extend the period of time during which consumers purchase disposable infant wear. Since the introduction of the first premium disposable training pants by Kimberly-Clark, the domestic training pant market has grown to $492.0 million in 1999 retail sales.

Drypers initially introduced its training pants into selected markets in late 1992, using several unique manufacturing processes. These processes encompass the same level of automation and quality control, and many of the same raw materials, as the baby diaper manufacturing process. We believe that our training pants were the first premium disposable training pants in the United States to offer a one-piece design with full circle elastic leg and waist bands, making it more like real underwear than other products available in the market. We believe these attributes are important to the success of disposable training pants since young children often display a desire to wear "real underwear". Typically, our disposable training pants are sold at a substantially higher per unit price than our premium disposable diapers, resulting in substantially higher gross profit margins than on premium disposable diapers. We are planning a mid-2000 launch of a next generation training pant that we believe will set a new standard for the industry.

Significant product improvements were made to DRYPERS training pants in 1995, including:

o     improved contouring in the core for better absorbency,

o     LYCRA TUMMY SNUGS for better fit around the waist, and

o     new crotch design to eliminate bunching and prevent leakage.

These product improvements contributed to a 26.4% increase in unit volume in 1995 despite the introduction of competitive brands. We believe our training pants represented 10.0% of the total training pant category in grocery stores on a unit volume basis during 1999. More recently, we added baking soda and aloe vera to our training pants, similar to our baby diapers. DRYPERS training pants are the second leading brand of disposable training pants sold through grocery stores in the United States.

PRE-MOISTENED BABY WIPES

We manufacture and market pre-moistened baby wipes in the United States. We estimate the pre-moistened baby wipes retail market in the United States was approximately $679 million in 1999.

SALES AND DISTRIBUTION

In the United States, we use in-house managers to coordinate brokerage companies which facilitate the distribution of our products through grocery stores on a non-exclusive basis. We believe that this approach has expedited our entry into grocery chains and independent grocers because of the strong long-term relationships that many of these brokers have with these retailers. This strategy minimizes corporate overhead. In addition, the location of our plants has enabled us to achieve average shipping times of one to two days for most destinations in the United States.

Outside the United States, we tailor our approach to each foreign market, taking into consideration the political and cultural environment as well as the distribution infrastructures. In general, we work with independent local distributors; however, in Puerto Rico, we use a direct sales force and, in Argentina, Mexico, Brazil, Malaysia and Colombia, we use a combination of a direct sales force and wholesalers that distribute to small independent retailers.

ADVERTISING AND PROMOTION

In the United States, diapers are highly promoted since many retailers rely on their diaper products to attract customers to their stores. In addition, Procter & Gamble and Kimberly-Clark spend a significant amount on mass media advertising to create demand for their products. In contrast, we have relied more heavily on promotional spending and cooperative merchandising arrangements with retailers. Promotional activity, such as couponing, is geared toward initiating consumer trial and has been especially effective at targeting spending when less than full distribution has yet to be achieved. As our distribution continues to expand, a greater emphasis may be placed on advertising to build greater brand awareness for the DRYPERS name.

The high level of branded promotion and advertising in the diaper category is reflected in generally higher wholesale prices and manufacturers' gross margins when compared to private label manufacturers, offset by correspondingly higher levels of selling, general and administrative expenses.

Advertising and promotional activity varies greatly in international markets, but is generally lower than the level of activity in the United States. As a consequence, our international business, similar to our domestic private label business, generally experiences lower gross margins and selling, general and administrative expenses than our U.S. branded business.

MANUFACTURING PROCESS

Disposable diapers are manufactured on high speed lines beginning with the manufacture of an absorbent core which is constructed with a combination of wood pulp and superabsorbent polymers. Nonwoven and polyethylene liner layers, leg elastics, tape and other applicable features are then combined around the core in an automated continuous process, which shapes and produces the finished product. We believe we are able to purchase raw materials on substantially the same terms as our larger branded competitors, and that we are able to operate with proportionately lower corporate overhead because of our more focused value-oriented strategy.

We maintain quality control procedures throughout the production process, commencing with the receipt of raw materials and continuing through shipment of the finished product. Each of our production lines has on-line electronic detection devices built into the overall production control system that feed data to process control computers that automatically reject certain nonconforming products. In addition, each of our diaper lines has a full-time inspector assigned to assure quality control at all stages of the production process. Finally, line inspections and batch testing are performed on a continuous basis. On-site testing labs are utilized to conduct thorough tests of quality attributes on a daily basis and to assist in the product development process.

RAW MATERIALS

The following raw materials are used in our manufacturing process:

o     wood pulp,

o     super absorbent polymer,

o     polyethylene film,

o     polypropylene nonwoven fabric,

o     adhesive closure tape,

o     hot melt adhesive,

o     elastic,

o     tissue,

o     bags,

o     boxes,

o     baking soda, and

o     aloe vera.

In general, we have at least two suppliers for each of the raw materials used in our manufacturing process. We believe that we maintain good relationships with all of our raw material suppliers and that we are able to purchase raw materials on substantially the same terms as our larger branded competitors.

TRADEMARKS AND PATENTS

We have registered or have applications pending to register numerous trademarks in the United States, including DRYPERS. In addition, we have registered or applied for registration of certain of our trademarks in a number of foreign countries.

Diaper manufacturers normally seek U.S. and foreign patent protection for the product enhancements that they develop, and there are numerous U.S. patents that relate to disposable diapers. The design and the technical features of our diapers are considered by patent counsel before the manufacture and sale of such products to avoid the features covered by unexpired patents. We believe we have been able to introduce product innovations comparable to those introduced by our competitors by using manufacturing methods or materials that are not protected by such patents.

INVENTORY PRACTICE AND ORDER BACKLOG

The disposable diaper industry is generally characterized by prompt delivery by manufacturers and rapid movement of the product through retail outlets. The time between receipt of a customer's order and shipment to the customer averages two to seven days. We maintain varying levels of raw material and finished product inventory depending on lead times and shipping schedules. Our inventory levels generally vary between two and five weeks. As a result of the short lead time between order and delivery of product, we do not maintain a significant backlog. During the fourth quarter of 1999, we built domestic inventory to a 5 week lead time level in anticipation of the roll-out of the newly gained Wal-Mart private label business. The actual roll-out of this sales volume did not materially impact inventory levels until the middle of the first quarter of 2000, thus placing constraints on our working capital during this time period.

INSURANCE

All of our plant, machinery and inventory are covered by fire and extended coverage insurance. In addition, management believes that we maintain reasonable levels of business interruption and extra expense insurance for all of our operations. Although we have never been named as a defendant in a product liability lawsuit, we maintain product liability insurance in amounts we believe to be adequate. There can be no assurance, however, that future claims will not exceed coverage and the ultimate resolution with our insurance carriers will cover all losses.

EMPLOYEES

As of December 31, 1999, we employed approximately 1,540 people on a full-time basis. None of our employees are represented by a labor union, except in Mexico where such representation is required by local law. Our Mexican employees are members of a syndicate and are employed under a year-to-year contract entered into with the syndicate. We believe our relationship with our employees is good.


ITEM 2.  PROPERTIES

We own the land and building related to our operations in Brazil, which are used for manufacturing, warehousing and administrative purposes. The land and building for our Colombian operations are held in a joint venture that is 75% owned.

We lease manufacturing, distribution and administrative space in eight locations in the United States, Puerto Rico, Argentina, Mexico and Malaysia, as follows:


                           SQUARE      LEASE EXPIRATION
       LOCATION             FEET             DATE                         USE
-----------------------    -------    ------------------    --------------------------------
Vancouver, Washington .     80,000    September 30, 2003    Manufacturing and Administrative
Vancouver, Washington .     22,000    April 1, 2000         Warehouse
Marion, Ohio ..........    440,000    October 31, 2007      Manufacturing and Administrative
Houston, Texas ........     32,000    May 1, 2004           Administrative
Toa Alta, Puerto Rico .     51,000    June 30, 2002         Manufacturing and Administrative
Buenos Aires, Argentina    646,000    September 30, 2003    Manufacturing and Administrative
Guadalajara, Mexico ...    359,000    June 3, 2014          Manufacturing and Administrative
Kuala Lumpur, Malaysia     128,000    August 31, 2008       Manufacturing and Administrative

Our equipment is highly automated and capable of continuous 24-hour production. We have maintenance and machine shops that are capable of meeting the majority of our equipment service requirements. We believe that our owned and leased facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in certain lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.001 par value, was listed on the Nasdaq SmallCap Market from January 29, 1996 through May 26, 1998 under the symbol DYPR. On May 27, 1998, our stock began trading on the Nasdaq National Market under the same symbol. On June 30, 1999, our stock was moved to the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market. There were 364 stockholders of record of our common stock as of February 29, 2000. As of February 29, 2000, the closing sale price of the common stock on the Nasdaq SmallCap Market was $2.63.

                                  1998                    1999
                          --------------------    --------------------

                            HIGH        LOW         HIGH        LOW
                          --------    --------    --------    --------
        First Quarter     $   6.64    $   6.29    $   2.68    $   2.45
        Second Quarter        7.13        6.82        2.92        2.73
        Third Quarter         4.58        4.25        2.87        2.65
        Fourth Quarter        3.03        2.83        2.82        2.60

We are prohibited from the declaration or payment of any cash dividends by our credit facilities. The indenture relating to our 10 1/4% senior notes also restricts the payment of cash dividends unless specific conditions are satisfied. To date, we have not declared or paid any cash dividends on our common stock, and we do not anticipate that dividends will be paid in the foreseeable future. We intend to apply any future earnings to the expansion and development of our business. The declaration and payment in the future of any dividends will be at the election of our board of directors and will depend upon the earnings, capital requirements and financial condition of the company, general economic conditions and other pertinent factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data (in thousands, except share and per share data) should be read in conjunction with the section of this Form 10-K called "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

                                                                           YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------------------------------
         STATEMENT OF EARNINGS DATA              1995              1996             1997              1998           1999
         --------------------------          ------------      ------------     ------------      ------------   ------------
Net sales .................................  $    163,947      $    207,014     $    287,010      $    332,640   $    360,360
Operating income (loss) ...................       (11,259)(a)        10,553           21,492            11,921          8,980
Income (loss) from continuing operations
  before income tax provision (benefit)
  and extraordinary item ..................       (19,294)            1,622           11,788               (89)       (13,809)
Income (loss) from continuing operations
  before extraordinary item................       (15,465)            1,313            9,444            (1,654)       (10,818)
Net income (loss) attributable to
  common stockholders......................       (15,465)              752            1,092(b)         (8,205)(c)    (11,644)(d)
Income (loss) per common share:
   Basic earnings (loss) per share:
      Continuing operations ...............  $      (2.35)     $        .11     $       1.00      $       (.11)  $       (.61)
      Extraordinary loss from early
        extinguishment of debt ............          --                --               (.88)             --             (.03)
      Discontinued operations .............          --                --               --                (.40)          (.01)
                                             ------------      ------------     ------------      ------------   ------------
      Net income (loss) ...................  $      (2.35)     $        .11     $        .12      $       (.51)  $       (.65)
                                             ============      ============     ============      ============   ============

   Diluted earnings (loss) per share:
      Continuing operations ...............  $      (2.35)     $        .09     $        .51      $       (.11)  $       (.61)
      Extraordinary loss from early
        extinguishment of debt ............          --                --               (.42)             --             (.03)
      Discontinued operations .............          --                --               --                (.40)          (.01)
                                             ------------      ------------     ------------      ------------   ------------
      Net income (loss) ...................  $      (2.35)     $        .09     $        .09      $       (.51)  $       (.65)
                                             ============      ============     ============      ============   ============

Average common shares outstanding .........     6,587,698         6,694,298        8,878,638        16,110,429     17,731,386
                                             ============      ============     ============      ============   ============


Average common and potential common
  shares outstanding ......................     6,587,698        15,064,913(e)    18,469,676(e)     16,110,429     17,731,386
                                             ============      ============     ============      ============   ============

                                                                                DECEMBER 31
                                             --------------------------------------------------------------------------------
          BALANCE SHEET DATA                     1995              1996             1997              1998           1999
          ------------------                 ------------      ------------     ------------      ------------   ------------
Working capital (deficit) .................  $     (3,597)     $      8,707     $     48,728      $     26,232   $     28,695
Total assets ..............................       137,420           150,555          205,232           300,172        337,680
Long-term debt, including current portion .        47,350            49,592          118,348           149,286        183,907
Stockholders' equity(f) ...................        41,822            53,608           55,580            50,528         39,916

--------------------------------------------
(a) Includes unusual expenses of $2,358,000 to reflect the costs associated with the repositioning/brand transition of our premium brand diaper products, a noncash restructuring charge of $4,255,000 related to the write-down of idled equipment to net realizable value, lease termination costs related to the closure of our Houston manufacturing facility and unusual expenses of $827,000 related to costs associated with our refinancing transaction.

(b) Includes a noncash extraordinary expense of $3,745,000 for the write-off of capitalized debt issuance costs and a cash extraordinary expense of $4,024,000 for prepayment and other fees in connection with the application of the net proceeds of the offering of $115,000,000 of our senior notes in June 1997.

(c) Includes a one-time charge of $6,471,000 related to discontinuing the laundry detergent business.

(d) Includes a non-cash extraordinary expense of $567,000 for the write-off of capitalized debt issuance costs in connection with the early extinguishment of debt. Also includes a $259,000 change in estimate of the costs to dispose of the laundry detergent operation.

(e) Average common and potential common shares outstanding for 1996 and 1997 include the weighted average effect of shares of common stock issuable upon the conversion of the outstanding shares of convertible preferred stock issued in February 1996. All outstanding shares of convertible preferred stock were converted to common stock in March 1998.

(f) We have never declared a cash dividend on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the last three years and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report.

The discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider to be reasonable. The following are the primary factors that have a direct bearing on our results of operations and financial condition:

o     currency fluctuations,
o     currency devaluation,
o     currency restriction,
o     leverage and debt service,
o     competitive industry,
o     excess capacity over demand,
o     price changes by competitors,
o     dependence on key products and acceptance of product innovation,
o     cost of certain raw materials,
o     intellectual property risks,
o     technological change, and
o     covenant limitations.


OVERVIEW

We are a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers, training pants and pre-moistened baby wipes. Our products are sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, we are the third largest producer of branded disposable baby diapers in the United States and Latin America. We also manufacture and sell lower-priced diapers under other brand names internationally, as well as private label diapers, training pants and pre-moistened baby wipes. Our DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S. grocery stores.

On the branded side of the business, we target the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. Our products are positioned to provide enhanced profitability for retailers and better value to consumers. We continually seek to expand our extensive grocery store sales and distribution network, while increasing our penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, we began our first-ever national television campaign. As a result of this campaign, in 1998, we began with test distribution in two national mass merchants, Wal-Mart and Kmart. In April 1999, we gained national distribution of our branded disposable diapers into all 1,500 Big Kmart stores across the country. In September 1999, we expanded our worldwide relationship with Wal-Mart to include production of private label diapers in the U.S.

We are the sixth largest diaper producer in the world. Since 1993, we have significantly expanded our international presence, competing in the lower-priced branded and private label categories. Through a series of start-ups and acquisitions, we currently produce diapers in Puerto Rico, Argentina, Mexico, Brazil, Malaysia and Colombia. We were selected by Wal-Mart International to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and Puerto Rico, and we also supply DRYPERS branded products to Wal-Mart stores in these markets. In 1998, we gained distribution in the Wal-Mart stores in China, Canada and Germany. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the devaluation's negative impact on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations back to profitability. We intend to continue to expand our operations in Mexico, Malaysia, Europe and Colombia and are actively seeking further expansion opportunities through acquisitions, joint ventures or other arrangements worldwide.

In June 1997, we introduced DRYPERS WITH ALOE VERA, the first diapers and training pants to contain aloe vera, an herbal extract recognized for its ability to help soothe skin. The improved diaper also featured a breathable, cloth-like outer cover typically only found on premium-priced branded diapers.

On August 8, 1998, our manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. We maintained insurance to cover damage to our property, business interruption and extra expense claims. As a result of negotiations held in December 1999, we settled our claims of $24.9 million against our policies for $20.7 million. Of this amount, we received approximately $17.9 million as of December 31, 1999 and have subsequently received approximately $2.9 million in 2000, which was recorded as a receivable as of December 31, 1999. For the year ended December 31, 1999, we recorded a write-off to Other Expense for the $4.2 million difference between the amounts claimed and the total amounts eventually received. Due to the ambiguity of insurance reimbursements, individual reimbursement cannot be matched to specific categories of the claim.

The initial results of the laundry detergent operation in the last two quarters of 1998, including an operating loss of $1.2 million, caused us to reconsider our plans for these operations. As a result, we decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5.3 million resulted from recording these obligations and the write-off of our investment in the laundry detergent business and, along with the 1998 operating loss, was presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. We recorded $0.2 million during 1999 as additional costs necessary to dispose of the laundry detergent business. These costs were recorded as a change in estimate and primarily relate to a contractual obligation we have with one of our directors in the event that individual is able to successfully market and develop the detergent product. As of December 31, 1999, we have fulfilled our contractual obligations to third parties related to the laundry detergent operation.

In February 1999, we announced that we had lowered our 1999 expectations for our Latin American business due to the decline of the Brazilian real. We expected U.S. dollar sales from Brazil and Argentina to be lower than planned and cost of goods sold to be higher because of the currency situation, resulting in a reduction in expected 1999 annual earnings of approximately $0.15 to $0.20 per diluted share on a consolidated basis. This adjustment reflected the time delay expected to implement anticipated price increases in order to pass through increases in raw material costs. Although our Brazilian operations have seen increased unit volume, the market has been resistant to price increases to customers. We were able to implement small price increases in 1999; however, a substantial portion of our raw material costs are in U.S. dollars and the price increases could not completely offset the increased costs. Additionally, the country of Argentina lost a significant portion of its export capacity when the Brazilian real devalued, exaggerating the recession in that country. These factors combined to negatively impact our earnings for 1999 by approximately $9.0 million or $0.51 per diluted share. Our Brazilian operations are showing signs of improvement in 2000 and we have taken steps to reduce our Argentine operations to a one diaper line facility as compared to a four diaper line facility before the August 1998 fire. We have deployed this manufacturing capacity to our more profitable markets.

RESULTS OF OPERATIONS

Our domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth our domestic and international net sales for the last three years.

                                        YEAR ENDED DECEMBER 31
                       --------------------------------------------------------
                             1997                1998                1999
                       ----------------    ----------------    ----------------
                                         (DOLLARS IN MILLIONS)
Domestic ............  $191.3      66.7%   $213.7      64.3%   $226.6      62.9%
International .......    95.7      33.3     118.9      35.7     133.8      37.1
                       ------    ------    ------    ------    ------    ------
      Total Net Sales  $287.0     100.0%   $332.6     100.0%   $360.4     100.0%
                       ======    ======    ======    ======    ======    ======

Gross profit margins vary significantly across our product lines, as do the levels of promotional and marketing support. Accordingly, gross profit margins fluctuate with changes in the relative sales mix of the various product lines. Since the differences in gross profit margins are generally offset by differences in promotional spending levels, changes in sales mix do not necessarily cause significant fluctuations in operating margins.



The following table sets forth the specified components of income and expense expressed as a percentage of net sales for the years ended December 31, 1997, 1998 and 1999.

                                                      YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                    1997       1998      1999
                                                   -----      -----      -----
Net sales .....................................    100.0%     100.0%     100.0%
Cost of goods sold ............................     61.2       59.2       61.9
                                                   -----      -----      -----
Gross profit ..................................     38.8       40.8       38.1
Selling, general and administrative ...........     31.3       37.2       35.6
                                                   -----      -----      -----
Operating income ..............................      7.5        3.6        2.5
Interest expense, net .........................      3.5        5.0        5.6
Other income (expense) ........................      0.1        1.3       (0.7)
                                                   -----      -----      -----
Income (loss) from continuing operations before
  income tax provisions (benefit) and
  extraordinary item ..........................      4.1       (0.1)      (3.8)

Income tax provision (benefit) ................      0.8        0.4       (0.8)
Extraordinary item ............................     (2.7)      --         (0.2)
                                                   -----      -----      -----
Income (loss) from continuing operations ......      0.6       (0.5)      (3.2)
Discontinued operations .......................     --         (1.9)      --
                                                   -----      -----      -----
Net income (loss) .............................      0.6%      (2.4)%     (3.2)%
                                                   =====      =====      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

NET SALES

Net sales increased 8.3% to $360.4 million for the year ended December 31, 1999 from $332.6 million for the year ended December 31, 1998. Domestic sales increased 6.0% to $226.6 million for the year ended December 31, 1999 from $213.7 million for 1998. While our domestic business reflected consolidation among several major grocery retailers during the first quarter of 1999, which resulted in fewer regularly scheduled promotions, promotional activity with these retailers returned to its normal levels in the second quarter of 1999. Additionally, the introduction of our products in Kmart's 1500 Big Kmart stores in mid-May made a significant contribution to the domestic sales increase, as did increases in both grocery store and private label sales in the second and third quarters of 1999. During the fourth quarter of 1999, we gained national distribution in Wal-Mart for its private label diapers. This business will gradually roll out throughout 2000, with the majority of the sales scheduled to ship in the last half of the year. Net sales in the international sector grew 12.6% to $133.8 million for the year ended December 31, 1999 from $118.9 million in the prior year, reflecting growth in Malaysia, Mexico and the Andean Pact. While international unit sales volume increased 37.6%, economic conditions in South America continued to negatively impact our operations in those markets, counterbalancing strong growth in Malaysia, Mexico and the Andean Pact. We were able to implement small price increases in Brazil during the second and third quarters; however, these increases were offset by further currency devaluation. Despite the economic problems in South America, our Brazilian volume increased 24.6% as we successfully expanded our market share there. Due to the situation in South America, management has reallocated capacity out of the Mercosur to more profitable business areas while reducing ongoing operating costs within the Mercosur. Our Mexico business achieved record net sales for three consecutive quarters of 1999, and Asian operations we acquired in September 1998 were also a strong contributor to net sales in 1999. Additionally, our operations in the Andean Pact began manufacturing diapers in Colombia during the third quarter of 1999, boosting sales in that region significantly.

COST OF GOODS SOLD

Cost of goods sold increased as a percentage of net sales to 61.9% for the year ended December 31, 1999 compared to 59.2% for the year ended December 31, 1998. This increase primarily reflects the currency devaluation in Brazil, where the dollar sales price per pad decreased by 37.2% as compared to the comparable period in the prior year, while costs per pad did not decrease at the same rate because a large percentage of raw materials are U.S. dollar based. Price increases initiated in Brazil during the first quarter of 1999 were not sustainable during the last month of the quarter due to competitive pressures. We were able to implement small price increases during the second and third quarters; however, the impact of these price increases were offset by further devaluation in the Brazilian. Additionally, international sales increased as a percentage of total net sales to 37.1% in 1999 compared to 35.7% in 1998. These sales have a lower gross margin as a percentage of sales compared to our domestic business. Lastly, domestic gross margins were down slightly as compared to the comparable prior year period due to changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased as a percentage of net sales to 35.6% for the year ended December 31, 1999 compared to 37.2% for the year ended December 31, 1998. The decrease primarily reflected the 1998 costs of the national advertising campaign in the United States. Additionally, the increase in international business as a percentage of total net sales contributed to the decline because these sales have lower selling and promotional expenses.

OPERATING INCOME

As a result of the above factors operating income decreased $2.9 million to $9.0 million for the year ended December 31, 1999 from $11.9 million for the year ended December 31, 1998. Operating income as a percentage of net sales was 2.5% for the year ended December 31, 1999 versus 3.6% in the prior year.

INTEREST EXPENSE, NET

Interest expense, net increased to $20.3 million for the year ended December 31, 1999 as compared to $16.5 million for the year ended December 31, 1998. The increase was primarily due to the issuance of 10 1/4% Senior Notes due 2007 ("10 1/4 Senior Notes") in March 1998 for $30.0 million, amortization of additional deferred loan costs related to this transaction, increased borrowing levels under our revolving credit facility and increased interest rates.

OTHER INCOME (EXPENSE)

On August 8, 1998, our manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. We maintained insurance to cover damage to our property, business interruption and extra expense claims. As a result of negotiations held in December 1999, we settled our claims of $24.9 million against our policies for $20.7 million. Of this amount, we received approximately $17.9 million as of December 31, 1999 and have subsequently received approximately $2.8 million in 2000, which was recorded as a receivable as of December 31, 1999. For the year ended December 31, 1999, we recorded a write-off to Other Expense for the $4.2 million difference between the amounts claimed and the total amounts eventually received. Due to the ambiguity of insurance reimbursements, individual reimbursement cannot be matched to specific categories of the claim.

INCOME TAXES

We recorded a benefit of $3.0 million related to foreign taxes for the year ended December 31, 1999, compared to a provision of $1.6 million for the year ended December 31, 1998. The decrease is primarily due to the tax implications of net losses in Argentina and Brazil in addition to continued management focus on international tax planning strategies during 1999.

DISCONTINUED OPERATIONS

We recorded $0.2 million during 1999 as additional costs necessary to dispose of the laundry detergent business. These costs were recorded as a change in estimate, and primarily relate to a contractual obligation we have with one of our directors in the event that individual is able to successfully market and develop the detergent product. As of December 31, 1999, we have fulfilled our contractual obligations to third parties related to the laundry detergent operation.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

NET SALES

Net sales increased 15.9% to $332.6 million for the year ended December 31, 1998 from $287.0 million for the year ended December 31, 1997. Domestic sales increased 11.7% to $213.7 million for the year ended December 31, 1998 from $191.3 million for 1997. This increase primarily reflects positive trade and consumer reaction to the national television media campaign in the United States for our premium brand diapers. Net sales in the international sector grew 24.2% to $118.9 million for the year ended December 31, 1998 from $95.7 million in the prior year, reflecting growth in Brazil and Malaysia. Net sales for the Brazilian operations grew 25.9% during 1998 as compared to 1997, primarily due to a product promotion with Brazilian entertainer Xuxa. Argentine operations were disrupted in the third and fourth quarter of 1998 due to a fire in our Argentina facility, resulting in only a slight increase in 1998 net sales as compared to 1997. See the section called "Other Income", below, for a discussion of the Argentina fire. Additionally, our Asian operations contributed significantly to the increase in international net sales. This was primarily due to the acquisition of PrimoSoft in Malaysia in September 1998. These increases were offset by a decrease in 1998 net sales for our Mexican operations where the effect of a price war initiated in the first half of 1998 by a competitor continued throughout the third quarter. Although price increases were announced, signaling an abatement of this price war, increased purchases of competitors' products in anticipation of their announced price increases delayed a significant number of our shipments until the fourth quarter of 1998. Despite the effects of this price war, we gained sizable new distribution in Mexico.

COST OF GOODS SOLD

Cost of goods sold decreased as a percentage of net sales to 59.2% for the year ended December 31, 1998 compared to 61.2% for the year ended December 31, 1997. This decrease primarily reflects gains in gross margins in Latin America, primarily Brazil. This increase in international gross margin percentage was slightly offset by decreased gross margins in our North American operations. This was primarily the result of under-utilized capacity in the United States, put in place to accommodate the volume that may be expected from mass-merchant accounts if such mass merchant distribution is obtained in 1999. Improvements in domestic capacity utilization during the last half of 1998 were offset by inefficiencies related to the disruption of domestic production in order to produce replacement diapers for our Argentine customers, needed because of the fire in our Argentina facility. See "Other Income", below, for a discussion of the Argentina fire.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased as a percentage of net sales to 37.2% for the year ended December 31, 1998 compared to 31.3% for the year ended December 31, 1997. The increase primarily reflected the $10.0 million in costs associated with our national television advertising campaign in the United States, which began in February 1998. This increase reflected the need to continue normal promotional spending in parallel with the media campaign until such time as increased brand recognition would allow a reduction in promotional spending to offset the cost of ongoing advertising. Additionally, selling and promotional costs related to international sales increased, primarily in Brazil.

OPERATING INCOME

As a result of the above factors, operating income decreased $9.6 million to $11.9 million for the year ended December 31, 1998 from $21.5 million for the year ended December 31, 1997. Operating income as a percentage of net sales was 3.6% for the year ended December 31, 1998 versus 7.5% in the prior year.

INTEREST EXPENSE, NET

Interest expense, net increased to $16.5 million for the year ended December 31, 1998 as compared to $10.0 million for the year ended December 31, 1997. The increase was primarily due to the issuance of our 10 1/4% senior notes in June 1997 and March 1998 for $115.0 million and $30.0 million, respectively, amortization of additional deferred loan costs related to these transactions, and increased borrowing under our revolving credit facility.

OTHER INCOME (EXPENSE)

On August 8, 1998, our manufacturing facility in Argentina was extensively damaged as a result of a fire. There were no employee injuries resulting from the fire. In addition to physical damage to the facility, the fire resulted in the loss of a portion of the finished goods and raw material inventory. Two of the four diaper manufacturing lines were completely destroyed and the remaining two lines were partially damaged. We maintained insurance to cover damage to our property, business interruption and extra expense claims. Other income for the year ended December 31, 1998 includes a nonrecurring gain representing the difference between the estimated property insurance proceeds on the machinery and equipment and the carrying value of the machinery and equipment at the time of the fire. The ultimate amount of the gain to be recorded depends on final diaper line manufacturer quotes, installation costs, start-up costs, and other cost estimates and the final settlement reached with our insurance carriers. For the year ended December 31, 1998, we have recorded approximately $4.0 million in other income primarily related to estimated proceeds under the property damage claim as well as lost profits recoverable under the business interruption policy for the months of August through December 1998.

INCOME TAXES

We recorded a provision of $1.6 million related to state and foreign taxes for the year ended December 31, 1998, compared to a provision of $2.3 million in 1997. The decrease is primarily due to net losses in Argentina resulting from the August fire and continued management focus on international tax planning strategies during 1998.

DISCONTINUED OPERATIONS

The initial results of the laundry detergent operation in the last two quarters of 1998, which generated an operating loss of $1.2 million, caused us to reconsider our plans for these operations. As a result, we decided in December 1998 to discontinue these operations and to settle remaining related contractual obligations. A charge of $5.3 million resulted from recording these obligations and the write-off of our investment in the laundry detergent business and, along with the 1998 operating loss, is presented as a discontinued operation in the consolidated statement of earnings for the year ended December 31, 1998. The $5.3 million loss on disposal includes $3.3 million for the write-off of the initial investment and receivable from the detergent operations and $2.0 million related to existing contractual obligations required to be satisfied in disposing of the business.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements include, but are not limited to, the following items:

o     payment of principal and interest on debt,
o the funding of working capital needs, primarily inventory, accounts receivable and advertising and promotional expenses,
o the funding of capital investments in machinery, equipment and computer systems,
o     the funding of acquisitions, and
o     patent license payments.

Historically, we have financed our debt service, working capital, capital expenditure and acquisition requirements through a combination of internally generated cash flow, borrowings under revolving credit facilities and other sources and proceeds from private and public offerings of debt and equity securities.

Our operations used $6.2 million of cash for the year ended December 31, 1999. Our operations used $17.5 million of cash for the year ended December 31, 1998, $12.0 million of which related to expenditures resulting from the Argentina fire in August 1998, for which we had not been reimbursed as of December 31, 1998. The use of cash during the year ended December 31, 1999 primarily reflected increased promotional and other prepaid expenses primarily related to the startup of our new Colombian manufacturing operations, as well as our worldwide operations, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable) and the payment of interest on the senior notes. The use of cash during the year ended December 31, 1998 primarily reflected the national television campaign in the United States, the buildup of inventory to support the increase in sales volume (and the corresponding increase in accounts receivable), payment of interest on the 10 1/4% senior notes and financing the working capital needs and restoration of our Argentina operations which were damaged by fire in August 1998.

Capital expenditures were $23.8 million for the year ended December 31, 1999 and $26.5 million for the year ended December 31, 1998. Approximately $6.3 million of the capital expenditures made in 1999 related to restoration of our Argentina operations damaged by fire in August 1998 and approximately $2.2 million related to the movement of production capacity out of the Mercosur. Approximately $6.4 million of the capital expenditures made in 1998 related to restoration of our Argentina operations and the remainder related to international production capacity increases. We financed these capital expenditures in 1998 and 1999 through borrowings under our revolving credit facility and equipment term loans and from the proceeds of the $30.0 million offering of senior notes in March 1998.

Our estimated cash requirements during 2000 are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $8.0 million. The planned capital expenditures in 2000 primarily relate to expansion of capacity and modifications to existing equipment to enable the company to make future product enhancements. We are bringing two new high speed manufacturing lines into the U.S. in the first quarter of 2000. These are being financed through operating leases. We have also moved an additional high speed diaper line to the U.S. from our South American operations to assist in meeting the increased demand from our North American operations.

We operate in an industry in which patents relating to products, processes, apparatus and materials are more numerous than in many other industries. We take careful steps to design, produce and sell our baby diapers and other products so as to avoid infringing any valid patents of our competitors. There can be no assurance that we will not be held to be infringing existing patents in the future. Any such holding could result in an injunction, damages or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on our financial condition or results of operations. In addition, as we continue to introduce new products and product innovations, we have incurred in the past, and may incur in the future, expenses related to license agreements or patent infringement insurance coverage.

Working capital was $28.7 million as of December 31, 1999, compared to $26.2 million as of December 31, 1998. Current assets increased from $119.5 million as of December 31, 1998 to $135.2 million as of December 31, 1999, and current liabilities increased from $93.3 million as of December 31, 1998 to $106.5 million as of December 31, 1999. Total debt increased from $187.7 million at December 31, 1998 to $215.3 million as of December 31, 1999.

Effective September 11, 1998, we acquired certain assets and assumed certain liabilities of PrimoSoft, a Malaysian manufacturer of baby diapers, for approximately $2.8 million of our common stock (403,571 shares issued on September 11, 1998) and approximately $10.3 million in cash. The acquisition was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. The consideration paid for PrimoSoft exceeded the estimated fair market value of the net tangible assets acquired by approximately $7.7 million and this excess was recorded as goodwill.

On March 17, 1998, we closed a private issuance of an additional $30.0 million of 10 1/4% senior notes at a price of 103.625% of the principal amount thereof. These new senior notes were issued under the same indenture as the June 1997 issuance of senior notes. Proceeds from the offering of the new senior notes were $30.4 million, $5.0 million of which was used to repay all outstanding indebtedness under our former revolving credit facility, with the remaining proceeds used for general corporate purposes, including capital expenditures. We completed an exchange offer on July 13, 1998, pursuant to which all of the new senior notes were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933, as amended.

On June 24, 1997, we closed a private issuance of $115.0 million aggregate principal amount of our senior notes. Proceeds from the offering of the senior notes were used to repurchase $43.4 million of the $45.0 million in principal amount of 12 1/2% senior notes pursuant to a tender offer therefore, to repay a $10.0 million working capital facility, to repay borrowings outstanding under our former revolving credit facility, to repay a term loan with a bank, to repay junior subordinated debt and other indebtedness and for general corporate purposes. In connection with these transactions, we recognized an extraordinary expense of $7.8 million for the write-off of capitalized debt issuance costs and prepayment and other fees, of which $3.7 million was non-cash. On December 10, 1997, we redeemed the remaining $1.6 million of 12 1/2% Senior Notes pursuant to an optional redemption provision. We completed an exchange offer on October 14, 1997, pursuant to which all of the senior notes issued at that time were tendered for a like principal amount of new notes with identical terms which may be offered and sold by the holders without restrictions or limitations under the Securities Act of 1933.

On April 1, 1998, we entered into a new three-year $50.0 million credit facility to replace the former revolving credit facility. The new credit facility permitted us to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of our accounts receivable and 50% of the aggregate net book value of our inventory on a consolidated basis, subject to additional limitations on incurring debt. The new credit facility was secured by substantially all of our assets.

As a result of the charge related to the discontinued laundry detergent operations and the additional cash demands placed on us due to the delay in receipt of insurance proceeds related to the fire at our Argentina facility, as of December 31, 1998, under the original terms of the revolving credit facility, we were in default under certain of the financial covenants contained in that revolving credit facility. On March 31, 1999, we entered into an agreement with the lender curing the defaults, resetting certain financial covenants and requiring Drypers to reserve certain minimum levels of borrowing availability, thereby reducing the total revolving credit available to us. The amendment also raised the effective cost of bank borrowings under the revolving credit facility. The revolving credit facility, as amended, bore interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on our debt to EBITDA ratio determined on a quarterly basis.

On December 13, 1999, we entered into a new three-year $77.0 million financing facility to replace the $50.0 million revolving credit facility. The new facility consists of an asset-based revolver of up to $30.0 million, equipment term loans and lease financing of up to $20.0 million provided by a financial institution, and a $27.0 million term loan provided by two additional lenders. The revolving credit facility permits us to borrow under a borrowing base formula equal to the sum of 75% of eligible accounts receivable, as defined, 60% of eligible finished goods inventory, as defined, and 35% of eligible raw material inventory, as defined, subject to additional limitations on incurring debt. The new financing facility is secured by substantially all of our assets, and requires us, among other things, to maintain a minimum consolidated fixed charge coverage ratio, as defined, a minimum consolidated interest coverage ratio, as defined, and a minimum consolidated EBITDA level, as defined. The revolving credit facility bears interest at prime plus 1/2%, or LIBOR plus 3% and the equipment term loans bear interest at prime plus 3/4% or LIBOR plus 3 1/4%, subject to adjustment based on our quarterly EBITDA levels, beginning June 30, 2000. The $27.0 million term loan bears interest at 12 1/2% and has an annual maintenance fee of 2%.

As of March 28, 2000, our borrowing base under the new financing facility allows us to borrow up to an additional $1.6 million. Additionally, we have several transactions currently in process which should generate additional liquidity. Our Malaysian subsidiary is expected to generate an additional $3.0 million of availability from various equipment term loans and trade financing facilities. Our Colombian operations are expected to generate an additional $1.0 million of availability from a line of credit supported by factored receivables, and our Brazilian operations are securing a $1.2 million export financing line. All of these international financing facilities are in the documentation process and the Malaysian and Brazilian facilities will be denominated in the local currencies, thus serving as a self-hedge. Additionally, we have obtained the support of our major vendors through extended terms on accounts payable. Finally, we continue to pursue reducing our inventory and accounts receivable levels required for the business as well as operating lease financing for our major capital projects.

Management believes that future cash flow from operations, together with cash on hand, available borrowings under our restructured credit facility, borrowings under foreign credit facilities and potential operating lease financing arrangements will be adequate to meet our anticipated cash requirements for 2000, including working capital, capital expenditures, debt service and acquisitions.

MARKET RISK

Drypers is exposed to market risk, including changes in interest rates, currency exchange rates and raw materials prices. We utilize derivative financial instruments as hedges to manage a portion of the exposure to fluctuations in exchange rates for inventory purchases denominated in U.S. dollars and pulp costs. These instruments qualify for hedge account treatment and, accordingly, gains and losses are deferred and included in the basis of the inventory hedged. Drypers does not hold or issue derivative financial instruments for trading purposes.

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to variable rate borrowings outstanding under the restructured revolving credit facility and equipment term loans discussed above. At December 31, 1999, we had $32.1 million outstanding under these facilities. An increase in interest rates of 1% would reduce annual net income by approximately $0.3 million. Our remaining debt obligations as of December 31, 1999 were primarily $145.0 million of senior notes, which carry a fixed interest rate of 10 1/4%, and a $27.0 million term loan, with a fixed interest rate of 12 1/2%, and therefore have no earnings exposure for changes in interest rates.

CURRENCY RISK

In August 1999, we entered into forward exchange contracts to hedge certain U.S. dollar denominated inventory purchases for our Argentine subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and at December 31, 1999 the remaining notional contract amount was $5.6 million at an average contract rate of $1.09, and deferred losses were not material. Subsequent to yearend, we entered into forward contracts to hedge certain U.S. dollar denominated inventory purchases for our Brazilian subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and have a notional amount of $8.8 million at an average rate of $1.92.

COMMODITY RISK

In February 2000, we entered into a commodity swap contract to hedge approximately 50% of our global pulp purchases. The contract has a five-year tem and requires monthly cash settlement.

INFLATION AND CURRENCY DEVALUATION

Inflationary conditions in the United States have been moderate and have not had a material impact on our results of operations or financial position. Despite higher inflationary rates in Latin America, historically inflation has not had a material impact on the results of operations of our locations in that region because we have generally been able to pass on cost increases to our customers. However, due to the recent economic events in Latin America and Asia, inflationary conditions and the effect of currency devaluations have had a material impact on the results of operations in these locations. We have employed a strategy of borrowing at the foreign subsidiary level in the respective local currencies to create a self-hedge against future exposure to currency devaluation, and have recently entered into forward exchange contracts related to raw material purchases for our Argentine and Brazilian operations.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133, as amended by SFAS No. 137, as of January 1, 2001. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

YEAR 2000

Replacement of domestic computer software programs and operating systems with PeopleSoft, which is Year 2000 compliant, was implemented in August 1999. Testing of existing international programs and systems and evaluation and modification of all desktop hardware throughout the company was completed. Additionally, potentially date sensitive chips embedded within production equipment were tested to identify and address any problems. Expenses and capital expenditures associated with the replacement of our programs and systems was approximately $8.0 million during 1998 and 1999.

We had executed our formal Year 2000 compliance plan by September 30, 1999. We requested from our principal customers, suppliers and service providers (such as financial institutions) written statements regarding their knowledge of and plans for meeting the Year 2000 compliance requirements and received a significant number of responses. However, no assurance can be given that these efforts will be successful. If any of our significant customers, suppliers or service providers do not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. However, we have multiple suppliers for our primary raw materials and have no major customers which alone comprise greater than 10% of total net sales. Thus, alternate approaches are available in these areas to mitigate the risks to us of Year 2000 noncompliance by these third parties.


OTHER INFORMATION

Among the factors that have a direct bearing on our results of operations and financial condition are the following factors:

LEVERAGE AND DEBT SERVICE. We are highly leveraged. Our ability to meet our debt service obligations and to reduce our total debt will depend on our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which we do not control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may need to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such financing could be obtained on terms acceptable to us, if at all. We do, however, believe that we will be able to meet our anticipated cash requirements for 2000 including working capital, capital expenditures, debt service and acquisitions.

COMPETITIVE INDUSTRY. We experience substantial competition from a number of producers of disposable baby diapers and training pants, including larger manufacturers of the leading national brands and other private label manufacturers. A number of these producers have substantially greater manufacturing, marketing and financial resources than we do and thus are able to exert significant influence on the worldwide markets in which they compete. Actions by our competitors could have a material adverse effect on our results of operations and financial condition.

PRICE CHANGES BY COMPETITORS. The disposable diaper industry is characterized by substantial price competition, which is effected through price changes, product count changes and promotions. Typically, because of their large market share, one of our larger competitors initiates such pricing changes. We may respond to these pricing changes with changes to our own prices, product counts or promotional programs. The process of fully implementing such changes may require a number of months and our operating results may be adversely affected. For example, during the third quarter of 1997 and first three quarters of 1998, price competition by Procter & Gamble adversely impacted our operations in Puerto Rico and Mexico, respectively. There can be no assurance that future price or product changes by our larger competitors will not have a material adverse effect on our operations or that we will be able to react with price or product changes of our own to maintain our current market position. In addition, there can be no assurance that the major producers of private label diapers will not price or position their products in such a manner as to have a material adverse effect on our operations.

DEPENDENCE ON KEY PRODUCTS AND ACCEPTANCE OF PRODUCT INNOVATIONS. Our DRYPERS premium brand diapers and training pants accounted for 52.3%, 47.6% and 44.5% of our net sales for 1997, 1998 and 1999, respectively. We have made substantial investments in manufacturing equipment and processes for these products. In addition, from time to time we have introduced product innovations that are incorporated into all of our premium products. We substantially depend on the continued success of sales of these products and customer acceptance of our product innovations. A number of factors could materially reduce sales of our products, or the profitability of such sales, including actions by our competitors, shifts in consumer preferences or the lack of acceptance of our product innovations. There can be no assurance that in the future such factors will not have a material adverse effect on our operations.

COSTS OF CERTAIN RAW MATERIALS. Raw materials, especially pulp, superabsorbent polymers and polypropylene nonwoven fabric, are significant components of our products and packaging. An industry-wide shortage or a significant increase in the price of any of these components could adversely affect our ability to maintain our profit margins if price competition does not permit us to increase our prices.

INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS, DEVALUATIONS AND RESTRICTIONS. We currently have operations in Argentina, Mexico, Brazil, Singapore, Malaysia, Colombia and Germany. The success of our sales to, operations in and expansion into international markets depends on numerous factors, many of which we do not control. Such factors include economic conditions in the foreign countries in which we sell our products. In addition, international operations and expansion may increase our exposure to certain common risks in the conduct of business outside the United States, including currency exchange rate fluctuations, restrictions on the repatriation of profits and assets, compliance with foreign laws and standards, political risks and risks of increases in duties, taxes and governmental royalties. Moreover, the level of our exports are impacted by the relative strength or weakness of the U.S. dollar. Other than the United States, each country in which we operate has experienced political and economic instability in recent years. Moreover, as recent events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic crises elsewhere in the region. The economies of Latin America are characterized by extensive government intervention in the economy; inflation and, in some cases, hyperinflation; difficulty in raising prices for our products; currency devaluations, fluctuations, controls and shortages; and troubled and insolvent financial institutions. Any of the foregoing could have a material adverse effect on our operations.

INTELLECTUAL PROPERTY RISKS. Our larger branded competitors normally seek U.S. and foreign patent protection for the product enhancements they develop. We believe we have been able to introduce product features comparable to those introduced by our competitors by using manufacturing methods or materials that are not protected by patents, although there can be no assurance that we can continue to do so in the future. To the extent we are not able to introduce comparable products on a timely basis, our financial position and results of operations could be materially adversely affected.

In addition, from time to time we have received, and may receive in the future, communications from third parties, asserting that our products, trademarks, designs, labels or packaging infringe upon such third parties' intellectual property rights. There can be no assurance that third parties will not successfully assert claims against us with respect to existing or future products or packaging. Should we be found to infringe on the intellectual property rights of others, we could be required to cease use of certain products, trademarks, designs, labels or packaging or pay damages to the affected parties, any of which could have a material adverse effect on our operations. Substantial costs also may be incurred by us in redesigning its labels or packaging, in selecting and clearing new trademarks or in defending any legal action.

TECHNOLOGICAL CHANGES. The disposable diaper industry is subject to frequent technological innovations, our larger branded competitors having been the leaders in product design and development historically. The large research and development departments of these companies have developed most of the important product enhancements in the disposable baby diaper industry in the past several years. We believe that by working closely with our suppliers, distributors and other industry participants we have been able to introduce product enhancements comparable to those introduced by our competitors when needed to maintain our competitive position, although there can be no assurance that we will be able, or will have adequate resources, to do so in the future. To the extent we are not able or do not have adequate resources to introduce comparable products on a timely basis, our financial position and results of operations could be materially adversely affected.

COVENANT LIMITATIONS. Our debt and operating lease agreements contain numerous financial and operating covenants that limit the discretion of our management with respect to certain business matters. These covenants place significant restrictions on, among other things, our ability to incur additional debt, to create liens or other encumbrances, to pay dividends and make other investments and restricted payments, to sell or otherwise dispose of assets and to merge or consolidate with other entities. Our credit facility also requires us to meet certain financial ratios and tests. A failure to comply with the obligations contained in such debt agreements could result in an event of default thereunder, which could result in acceleration of the related debt and the acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. The effects of any such default or acceleration could have a material adverse effect on our financial position or results of operations.

DEPENDENCE ON KEY PERSONNEL. We believe that our continued success will depend to a significant extent upon the abilities and continued efforts of our senior management. The loss of the services of any one or more of such key personnel could have an adverse effect on us and there can be no assurance that we would be able to find suitable replacements for such key personnel. We have employment agreements with certain of our senior executives. We do not maintain key man life insurance on any of our executives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Drypers Corporation:

We have audited the accompanying consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drypers Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 23, 2000

                      DRYPERS CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                              DECEMBER 31
                                                        -----------------------
                                                           1998         1999
                                                        ---------     ---------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................  $  12,309     $   4,048
  Accounts receivable, net of allowance for doubtful
    accounts of $2,635 and $3,422 respectively .......     61,214        65,771
  Inventories ........................................     29,822        39,728
  Prepaid expenses and other .........................     16,203        25,690
                                                        ---------     ---------

                      Total current assets ...........    119,548       135,237

PROPERTY, PLANT AND EQUIPMENT, net of depreciation and
  amortization of $24,594 and $28,680, respectively ..     84,719       101,952

INTANGIBLE AND OTHER ASSETS, net of amortization of
  $17,373 and $22,360, rspectively ...................     95,905       100,491
                                                        ---------     ---------
                                                        $ 300,172     $ 337,680
                                                        =========     =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings ..............................  $  38,385     $  31,385
  Current portion of long-term debt ..................        322         3,035
  Accounts payable ...................................     33,407        53,436
  Accrued liabilities ................................     21,202        18,686
                                                        ---------     ---------
                      Total current liabilities ......     93,316       106,542

LONG-TERM DEBT .......................................      2,967        34,984

SENIOR TERM NOTES ....................................    145,997       145,888

OTHER LONG-TERM LIABILITIES ..........................      7,364        10,350
                                                        ---------     ---------
                                                          249,644       297,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 30,000,000 shares
    authorized, 17,706,660 and 17,749,368 shares
    issued and outstanding, respectively .............         18            18
  Additional paid-in capital .........................     75,244        75,337
  Warrants ...........................................        180         1,879
  Retained deficit ...................................    (23,731)      (35,375)
  Foreign currency translation adjustments ...........     (1,183)       (1,943)
                                                        ---------     ---------
                      Total stockholders' equity .....     50,528        39,916
                                                        ---------     ---------
                                                        $ 300,172     $ 337,680
                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In Thousands, Except Share Data)

                                                                                          YEAR ENDED DECEMBER 31
                                                                             ------------     ------------     ------------
                                                                                 1997             1998             1999
                                                                             ------------     ------------     ------------
NET SALES ...............................................................    $    287,010     $    332,640     $    360,360

COST OF GOODS SOLD ......................................................         175,545          196,985          223,135
                                                                             ------------     ------------     ------------
                                   Gross profit .........................         111,465          135,655          137,225

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ............................          89,973          123,734          128,245
                                                                             ------------     ------------     ------------
                                   Operating income .....................          21,492           11,921            8,980

RELATED-PARTY INTEREST EXPENSE ..........................................             199             --               --

OTHER INTEREST EXPENSE, net .............................................           9,758           16,476           20,329

OTHER INCOME (EXPENSE) ..................................................             253            4,466           (2,460)
                                                                             ------------     ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX PROVISION (BENEFIT) AND EXTRAORDINARY ITEM..................          11,788              (89)         (13,809)

INCOME TAX PROVISION (BENEFIT) ..........................................           2,344            1,565           (2,991)
                                                                             ------------     ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM.....................................................           9,444          (1,654)          (10,818)

EXTRAORDINARY ITEM:
   Costs of early extinguishment of debt ................................          (7,769)            --               (567)
                                                                             ------------     ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ................................           1,675           (1,654)         (11,385)

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued laundry detergent business......             --             (1,193)            --
   Loss on disposal of laundry detergent business.......................             --             (5,278)            (259)
                                                                             ------------     ------------     ------------
NET INCOME (LOSS) .......................................................           1,675           (8,125)         (11,644)

PREFERRED STOCK DIVIDEND ................................................             583               80             --
                                                                             ------------     ------------     ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS....................    $      1,092     $     (8,205)    $    (11,644)
                                                                             ============     ============     ============
INCOME (LOSS) PER COMMON SHARE:
   Basic earnings (loss) per share:
         Continuing operations ..........................................    $       1.00     $       (.11)    $       (.61)
         Extraordinary loss from early extinguishment of debt ...........            (.88)            --               (.03)
         Discontinued operations ........................................            --               (.40)            (.01)
                                                                             ------------     ------------     ------------
         Net income (loss) ..............................................    $        .12     $       (.51)    $       (.65)
                                                                             ============     ============     ============
   Diluted earnings (loss) per share:
         Continuing operations ..........................................    $        .51     $       (.11)    $       (.61)
         Extraordinary loss from early extinguishment of debt ...........            (.42)            --               (.03)
         Discontinued operations ........................................            --               (.40)            (.01)
                                                                             ------------     ------------     ------------
         Net income (loss) ..............................................    $        .09     $       (.51)    $       (.65)
                                                                             ============     ============     ============

 AVERAGE COMMON SHARES OUTSTANDING ......................................       8,878,638       16,110,429       17,731,386
                                                                             ============     ============     ============


AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING ..................      18,469,676       16,110,429       17,731,386
                                                                             ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In Thousands)

                                                    YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                1997        1998         1999
                                              --------    --------     --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ...........................    $  1,092    $ (8,205)    $(11,644)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS .        --        (1,183)        (760)
                                              --------    --------     --------
COMPREHENSIVE INCOME (LOSS) ..............    $  1,092    $ (9,388)    $(12,404)
                                              ========    ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In Thousands, Except Share Data)

                                                 PREFERRED      COMMON
                                                  SHARES        SHARES
                                                ISSUED AND    ISSUED AND     PREFERRED      COMMON
                                                OUTSTANDING   OUTSTANDING      STOCK        STOCK
                                                ----------    ----------    ----------    ----------
BALANCE, December 31, 1996 .................        90,000     7,179,230    $        1    $        7
   Issuance of common stock in connection
      with acquisitions ....................          --          71,657          --            --
   Conversion of preferred stock and
     dividends into common stock ..........        (28,890)    2,937,417          --               3
   Preferred stock dividends ($7.50 per
     share)................................           --            --            --            --
   Effect of stock option and stock purchase
     plans .................................          --         111,348          --            --
   Issuance of warrants ....................          --            --            --            --
   Exercise of warrants ....................          --         213,571          --            --
   Net income ..............................          --            --            --            --
                                                ----------    ----------    ----------    ----------

BALANCE, December 31, 1997 .................        61,110    10,513,223             1            10
   Issuance of common stock in connection
     with an acquisition....................          --         403,571           --           --
   Conversion of preferred stock and
     dividends into common stock............       (61,110)    6,292,364            (1)            7
   Preferred stock dividends ($1.25 per
     share)................................           --            --            --            --
   Effect of stock option and stock purchase
     plans .................................          --          79,080          --            --
   Forfeiture of expired warrants ..........          --            --            --            --
   Exercise of warrants ....................          --         418,422          --               1
   Net loss ................................          --            --            --            --
   Translation adjustments .................          --            --            --            --
                                                ----------    ----------    ----------    ----------

BALANCE, December 31, 1998 .................          --      17,706,660          --              18
   Effect of stock option and stock purchase
     plans .................................          --          42,708           --            --
   Issuance of warrants ....................          --            --            --            --
   Net loss ................................          --            --            --            --
   Translation adjustments .................          --            --            --            --
                                                ----------    ----------    ----------    ----------

BALANCE, December 31, 1999 .................          --      17,749,368    $     --      $       18
                                                ==========    ==========    ==========    ==========
                                                                                              FOREIGN
                                                ADDITIONAL                                    CURRENCY
                                                 PAID-IN                      RETAINED      TRANSLATION
                                                 CAPITAL       WARRANTS       DEFICIT       ADJUSTMENTS
                                                ----------    ----------     ----------     ----------
BALANCE, December 31, 1996 .................    $   68,823    $    1,395     $  (16,618)    $     --
   Issuance of common stock in connection
      with acquisitions ....................           200          --             --             --
   Conversion of preferred stock and
     dividends into common stock ..........            312          --             --             --
   Preferred stock dividends ($7.50 per
     share)................................           --            --             (583)          --
   Effect of stock option and stock purchase
     plans .................................           283          --             --             --
   Issuance of warrants ....................          --              50           --             --
   Exercise of warrants ....................           380          (348)          --             --
   Net income ..............................          --            --            1,675           --
                                                ----------    ----------     ----------     ----------
BALANCE, December 31, 1997 .................        69,998         1,097        (15,526)          --
   Issuance of common stock in connection
     with an acquisition....................         2,825          --             --             --
   Conversion of preferred stock and
     dividends into common stock............         1,058          --             --             --
   Preferred stock dividends ($1.25 per
     share)................................           --            --             (80)          --
   Effect of stock option and stock purchase
     plans .................................           381          --             --            --
   Forfeiture of expired warrants ..........           254          (254)          --             --
   Exercise of warrants ....................           728          (663)          --             --
   Net loss ................................          --            --           (8,125)          --
   Translation adjustments .................          --            --             --           (1,183)
                                                ----------    ----------     ----------     ----------

BALANCE, December 31, 1998 .................        75,244           180        (23,731)        (1,183)
   Effect of stock option and stock purchase
     plans .................................            93          --             --            --
   Issuance of warrants ....................          --           1,699           --             --
   Net loss ................................          --            --          (11,644)          --
   Translation adjustments .................          --            --             --             (760)
                                                ----------    ----------     ----------     ----------

BALANCE, December 31, 1999 .................    $   75,337    $    1,879     $  (35,375)    $   (1,943)
                                                ==========    ==========     ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                        -------------------------------------
                                                                                          1997           1998         1999
                                                                                        ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...............................................................    $   1,675     $  (8,125)    $ (11,644)
   Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
         Discontinued operations ...................................................         --           6,471           259
         Depreciation and amortization .............................................        8,220        10,353        14,014
         Non-cash portion of extraordinary item ....................................        3,745          --             567
         Write-off of machinery and equipment resulting from Argentina fire ........         --           2,894          --
         Changes in operating assets and liabilities, net of acquisitions-
            Increase in-
               Accounts receivable .................................................       (3,310)      (14,586)      (17,118)
               Inventories .........................................................       (9,474)       (6,616)       (9,906)
               Prepaid expenses and other ..........................................       (8,320)       (6,466)       (5,987)
            Effect of insurance receivable related to Argentina fire ...............         --         (11,961)        9,061
            Increase (decrease) in-
               Accounts payable ....................................................         (400)        9,633        20,029
               Accrued liabilities .................................................          853         3,226        (2,830)
            Change in other long-term liabilities ..................................           63        (2,343)       (2,641)
                                                                                        ---------     ---------     ---------
                  Net cash used in operating activities of continuing operations ...       (6,948)      (17,520)       (6,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..............................................      (21,598)      (26,481)      (23,761)
   Proceeds from sale and leaseback of Mexico facility .............................         --            --           5,820
   Investment in other noncurrent assets and enterprise resource planning system ...       (2,754)       (3,409)       (9,390)
   Payments under noncompete agreements ............................................         (231)         --            --
   Refund of deposits ..............................................................        1,136          --            --
   Investment in Mexico acquisition, net of cash acquired ..........................         (595)       (1,175)         --
   Investment in Brazilian acquisition, net of cash acquired .......................       (9,827)       (3,943)         --
   Investment in Malaysian acquisition, net of cash acquired .......................         --         (10,207)         --
                                                                                        ---------     ---------     ---------
                  Net cash used in investing activities of continuing operations ...      (33,869)      (45,215)      (27,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under senior term notes ..............................................      115,000        31,087          --
   Payments on senior term notes ...................................................      (45,000)         --            --
   Borrowings under working capital facility .......................................       10,000          --            --
   Payments on working capital facility ............................................      (10,000)         --            --
   Borrowings under revolvers ......................................................       79,296        71,417        45,393
   Payments on revolvers ...........................................................      (94,918)      (35,100)      (52,393)
   Borrowings under (payments on) other debt .......................................       (5,022)        2,242        34,730
   Financing related costs .........................................................       (4,708)       (2,891)       (1,780)
   Proceeds from issuance of common stock ..........................................          200          --            --
   Proceeds from stock options, warrants, and stock purchase plan ..................          315           213            93
                                                                                        ---------     ---------     ---------
                  Net cash provided by financing activities of continuing operations       45,163        66,968        26,043
CASH USED IN DISCONTINUED OPERATIONS ...............................................         --          (1,193)         (777)
                                                                                        ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................        4,346         3,040        (8,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................        4,923         9,269        12,309
                                                                                        ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................    $   9,269     $  12,309     $   4,048
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT
   ACCOUNTING POLICIES:

BUSINESS

Drypers Corporation and its subsidiaries (the "Company" or "Drypers") is a leading manufacturer and marketer of premium quality, value-priced disposable baby diapers, training pants and pre-moistened baby wipes. The Company's products are sold under the DRYPERS brand name in the United States and under the DRYPERS and other brand names internationally. Currently, the Company is the third largest producer of branded disposable baby diapers in the United States and Latin America. The Company also manufactures and sells lower-priced diapers under other brand names internationally, as well as private label diapers, training pants and pre-moistened baby wipes. The Company's DRYPERS brand is the fourth largest selling diaper brand in the United States and the second largest selling training pant brand in U.S. grocery stores.

On the branded side of the business, Drypers targets the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. The Company's products are positioned to provide enhanced profitability for retailers and better value to consumers. The Company continually seeks to expand its extensive grocery store sales and distribution network, while increasing its penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In 1998, Drypers began its first-ever national television campaign. As a result of this campaign, in 1998, Drypers began with test distribution in two national mass merchants (Wal-Mart and Kmart). In April 1999, Drypers gained national distribution of its branded disposable diapers into all 1,500 Big Kmart stores across the country. In September 1999, Drypers expanded its worldwide relationship with Wal-Mart to include production of private label diapers in the United States.

Drypers is the sixth largest diaper producer in the world. Since 1993, Drypers has significantly expanded its international presence, competing in the lower-priced branded and private label categories. The Company, through a series of start-ups and acquisitions, currently produces diapers in Puerto Rico, Argentina, Mexico, Brazil, Malaysia and Colombia. Wal-Mart International has selected the Company to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and Puerto Rico, and also supplies DRYPERS branded products to Wal-Mart stores in these markets. In 1998, the Company gained distribution in the Wal-Mart stores in China, Canada and Germany. With the financial crisis in Brazil in early 1999, the Company's South American operations significantly decreased in profitability. In Brazil, the Company focused on increasing margins on its products to offset the devaluation's negative impact on dollar based raw materials. In response to the related impact on Argentina's economy, the Company has restructured its operations there, moving capacity to more profitable operations throughout the world, and is focused on returning its operations back to profitability. Drypers intends to continue to expand its operations in Mexico, Malaysia, Europe and Colombia and is actively seeking further expansion opportunities through acquisitions, joint ventures or other arrangements worldwide.

BUSINESS CONDITIONS

The disposable diaper industry is characterized by substantial price competition, which is affected through price changes, product count changes and promotions. Typically, because of their large market share, one of the Company's larger branded competitors initiates such pricing changes. The Company typically responds to such pricing changes with changes to its own prices, product counts or promotional programs. The process of implementing such changes may require a number of months, and the Company's operating results may be adversely affected. The Company competes with a number of companies, some of which are larger and have greater financial resources and offer broader product lines than the Company.

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

ACCOUNTS RECEIVABLE

The Company grants credit to its customers, which include regional distributors, grocery stores and mass-merchants, in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and credit losses are provided for in the allowance for doubtful accounts.

INVENTORIES

Inventories at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                  1998     1999
                                                -------   -------
        Raw materials                           $12,702   $14,778
        Finished goods                           17,120    24,950
                                                -------   -------
                                                $29,822   $39,728
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

                                                 USEFUL LIVES
                                                --------------
        Machinery and equipment                  10 - 15 years
        Buildings                                  20 years
        Office equipment and furniture              5 years
        Automobiles                                 5 years
        Leasehold improvements                  Lesser of term
                                                of lease or life
                                                    of asset
        Enterprise resource planning system         7 years

Property, plant and equipment at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                      1998      1999
                                                    -------   --------
        Machinery and equipment                     $85,934   $104,260
        Enterprise resource planning system           2,816      7,086
        Land and buildings                           10,944      8,775
        Office equipment and furniture                5,542      5,840
        Automobiles                                     659        758
        Leasehold improvements                        3,418      3,913
                                                    -------   --------
                                                    109,313    130,632
        Accumulated depreciation and amortization   (24,594)   (28,680)
                                                    -------   --------
                                                    $84,719   $101,952
                                                    =======   ========

INTANGIBLE AND OTHER ASSETS

As of December 31, 1998 and 1999, intangible and other assets, net of accumulated amortization, consisted of the following (in thousands):

                                                     1998      1999
                                                   -------   --------
        Goodwill--
          20 year amortization                     $ 9,857   $  9,353
          30 year amortization                      25,749     27,500
          40 year amortization                      41,595     40,548
        Deferred financing costs                     6,579      8,395
        License agreements                           8,582      7,801
        Other                                        3,543      6,894
                                                   -------   --------
                                                   $95,905   $100,491
                                                   =======   ========

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

ACCRUED LIABILITIES

Accrued liabilities at December 31, 1998 and 1999, consisted of the following (in thousands):

                                                    1998        1999
                                                   -------     -------
        Selling and promotional                    $ 4,004    $  3,249
        Interest payable                               704       1,070
        License agreement and royalties payable      2,000       4,863
        Property and sales tax payable               2,388         582
        Contractual obligations - discontinued
         operations                                  2,000         506
        Employee-related liabilities                 3,087       3,733
        Other                                        7,019       4,683
                                                   -------     -------
                                                   $21,202     $18,686
                                                   =======     =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, trade receivables, trade payables, debt instruments, forward exchange contracts and a commodity swap for pulp purchases. The book values of these instruments excluding debt are considered to be representative of their respective fair values. The fair value of the Company's debt instruments is discussed in Note 5.

REVENUE RECOGNITION

The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment. From time to time, the Company enters into bill and hold sale transactions, which meet the criteria of Staff Accounting Bulletin No. 101.

COUPON PROMOTIONS

The Company follows the policy of recognizing promotion expense when products are shipped, based on the estimated redemption rate.

ADVERTISING

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense for the years ended December 31, 1997, 1998 and 1999, was $3,219,000, $10,383,000 and $3,381,000, respectively.
Advertising expense for the year ended December 31, 1998 reflects the Company's national television campaign in the United States.

EARNINGS PER SHARE

The following reconciles the income and shares used in the basic and diluted earnings per share computations (in thousands, except share data):

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  1997             1998             1999
                                                              ------------     ------------     ------------
BASIC EARNINGS PER SHARE:
   Income (loss)  from continuing operations before
     extraordinary item, less preferred stock dividend....    $      8,861     $     (1,734)    $    (10,818)
   Extraordinary item ....................................          (7,769)            --               (567)
                                                              ------------     ------------     ------------
   Income (loss) from continuing operations ..............           1,092           (1,734)         (11,385)
   Discontinued operations ...............................            --             (6,471)            (259)
                                                              ------------     ------------     ------------
   Net income (loss) attributable to common stockholders .    $      1,092     $     (8,205)    $    (11,644)
                                                              ============     ============     ============
   Weighted average number common shares outstanding......       8,878,638       16,110,429       17,731,386
                                                              ============     ============     ============
   Income (loss) from continuing operations ..............    $       1.00     $       (.11)    $       (.61)
   Extraordinary item ....................................            (.88)            --               (.03)
   Discontinued operations ...............................            --               (.40)            (.01)
                                                              ------------     ------------     ------------
   Net income (loss) .....................................    $        .12     $       (.51)    $       (.65)
                                                              ============     ============     ============
DILUTED EARNINGS PER SHARE:
   Income (loss) from continuing operations before
      extraordinary item, less preferred stock dividends
      in 1998 ............................................    $      9,444     $     (1,734)    $    (10,818)
   Extraordinary item ....................................          (7,769)            --               (567)
                                                              ------------     ------------     ------------
   Income (loss) from continuing operations ..............           1,675           (1,734)         (11,385)
   Discontinued operations ...............................            --             (6,471)            (259)
                                                              ------------     ------------     ------------
   Net income (loss) .....................................    $      1,675     $     (8,205)    $    (11,644)
                                                              ============     ============     ============
   Weighted average number common shares outstanding .....       8,878,638       16,110,429       17,731,386
   Dilutive effect - options and warrants ................       1,839,648             --               --
   Dilutive effect - preferred stock .....................       7,751,390             --               --
                                                              ------------     ------------     ------------
                                                                18,469,676       16,110,429       17,731,386
                                                              ============     ============     ============
   Income (loss) from continuing operations ..............    $        .51     $       (.11)    $       (.61)
   Extraordinary item ....................................            (.42)            --               (.03)
   Discontinued operations ...............................            --               (.40)            (.01)
                                                              ------------     ------------     ------------
   Net income (loss) .....................................    $        .09     $       (.51)    $       (.65)
                                                              ============     ============     ============

For the years ended December 31, 1997, 1998 and 1999, options and warrants excluded from the diluted earnings per share calculation because their effect was antidilutive to the calculation totaled 168,185, 844,100, and 3,560,426, respectively. Additionally, for the year ended December 31, 1998, 1,035,475 weighted average shares of preferred stock were excluded from the diluted earning per share calculation because their effect was antidilutive to the calculation.

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

STATEMENTS OF CASH FLOWS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                                           1997       1998       1999
                                                                         -------    -------    -------
Income taxes paid ...................................................    $ 2,022    $ 2,165    $ 1,253
Interest paid .......................................................    $11,221    $14,861    $17,137
Non-cash investing and financing transactions:

  Warrants issued to financial institution in connection with
    refinancing .....................................................    $  --      $  --      $ 1,699

  Warrants issued to financial institution for services provided in
    connection with providing a working capital facility ............    $    50    $  --      $  --

  Cancellation of outstanding receivable due from Brazilian Affiliate
    in connection with an acquisition ...............................    $ 2,167    $  --      $  --

  Common stock issued for Malaysia acquisition ......................    $  --      $ 2,825    $  --

FOREIGN CURRENCY TRANSLATION

Local currencies are generally considered the functional currencies outside the United States, except in countries which are highly inflationary. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year.

For operations in countries which are highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations. As of January 1, 1998, Brazil was no longer highly inflationary. As of January 1, 1999, Mexico was no longer highly inflationary.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to hedge certain raw material purchase commitments denominated in currencies other than the functional currency of the applicable subsidiaries (the U.S. dollar for the Company's Argentine and Brazilian subsidiaries). These instruments qualify for hedge accounting and, accordingly gains and losses are deferred and included in the basis of the inventory hedged. Premiums paid are recorded over the term of the contracts. In August 1999, the Company entered into forward exchange contracts to hedge certain U.S. dollar denominated inventory purchases for its Argentine subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and at December 31, 1999 the remaining notional contract amount was $5.6 million at an average contract rate of $1.09, and deferred losses were not material. Subsequent to yearend, the Company entered into forward contracts to hedge certain U.S. dollar denominated inventory purchases for its Brazilian subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and have a notional amount of $8.8 million at an average rate of $1.92. In February 2000, the Company entered into a commodity swap contract to hedge approximately 50% of its global pulp purchases. The contract has a five-year term and requires monthly cash settlement. This contract qualifies for hedge accounting and, accordingly gains and losses will be deferred and included in the basis of the inventory hedged.

As a matter of policy, The Company does not engage in speculative derivative activity and, other than for inventory purchases, does not hedge to protect the results of foreign operations or other economic exposures. The Company's intent is to not enter into transactions for which speculative accounting treatment of the hedging instrument would be required.

RECLASSIFICATIONS

Certain reclassifications have been made in the accompanying consolidated financial statements for the years ended December 31, 1997 and 1998, to conform with the presentation used in the December 31, 1999, consolidated financial statements.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137, as of January 1, 2001 and does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

The Company recorded $259,000 during 1999 as additional costs necessary to dispose of the laundry detergent business. These costs were recorded as a change in estimate and primarily relate to a contractual obligation the Company has with one of its directors in the event that individual is able to successfully market and develop the product. As of December 31, 1999, the Company has fulfilled its contractual obligations to third parties related to the laundry detergent operation.

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

As a result of negotiations held in December 1999, the Company settled its claims of approximately $24,900,000 against its policies for approximately $20,700,000. Of this amount, the Company received approximately $17,900,000 as of December 31, 1999 and has subsequently received approximately $2,900,000 in 2000, which was recorded as a receivable as of December 31, 1999. For the year ended December 31, 1999, the Company recorded a write-off to Other Expense for the difference of approximately $4,200,000 between the amounts claimed and the total amounts eventually received. Due to the ambiguity of insurance reimbursements, individual reimbursement cannot be matched to specific categories of the claim.

For the year ended December 31, 1999, the Company recorded approximately $645,000 in other income primarily related to proceeds under the Company's property damage claim as well as lost profits and fixed expenses recoverable under the Company's business interruption/extra expense policy.

As of December 31, 1998, the Company had received interim payments of $8,700,000. For the year ended December 31, 1998, the Company had recorded approximately $4,000,000 in other income primarily related to proceeds under the Company's property damage claim as well as lost profits recoverable under the Company's business interruption policy for the months of August through December 1998.

As of December 31, 1998, the Company had recorded a receivable due from the insurance carriers of approximately $12,000,000 related to the Argentina fire. This receivable was comprised of the estimated remaining replacement cost of the Company's diaper manufacturing lines to be recovered under the property portion of the insurance claim as well as estimated lost profit and fixed expenses for the months of August through December 1998 to be recovered under the business interruption portion of the insurance claim.

4. AQUISITIONS:

BRAZIL

In February 1997, the Company entered into a series of transactions related to the establishment of a 51% owned venture in Brazil, acquisition of certain intangible assets and rights from Chansommes do Brasil Ind. E Com. Ltda. ("Chansommes") and the purchase of diaper production of Chansommes. Consideration paid in connection with the transactions included $4,000,000 of common stock of the Company (1,000,000 shares), and cancellation of an outstanding receivable from Chansommes of $2,167,000. Under the terms of the agreement, the 1,000,000 shares of common stock were held in escrow by the Company through May 5, 1997 at which time the owners of such shares elected to receive $4,000,000 in cash in lieu of the shares. In connection with the transactions, the Company also obtained a fair market value option to purchase the remaining 49% interest in the venture in Brazil. During the second quarter of 1997, the Company exercised a portion of such option and obtained 44% of the remaining 49% interest for $5,300,000 in cash. Total cash consideration paid in connection with the transactions, including transaction costs, was approximately $9,827,000. In connection with the transactions, the Company also obtained a fair market value option to acquire Chansommes. On April 6, 1998, the Company exercised its option to acquire Chansommes, effectively giving the Company a 100% ownership interest in the Brazilian manufacturer of its diapers. The acquisition was accounted for as a purchase and the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair values. Total consideration for the entire series of Brazilian transactions was $15,077,000 and exceeded the estimated fair market value of the net tangible assets acquired (current assets of $1,708,000, property, plant and equipment of $11,292,000 and liabilities of $14,373,000) by approximately $16,450,000 and this excess was recorded as goodwill.

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

The Company has been presented with a claim from the former owners of PrimoSoft for approximately $2,000,000 representing the difference between the realized value of the Company's stock and the price in the purchase agreement. Upon resolution of the claim, this amount would be payable in either cash or the Company's stock, at management's option.

5. DEBT:

SHORT-TERM BORROWINGS

As of December 31, 1998 and 1999, respectively, the Company had borrowings outstanding of $36,317,000 and $24,666,000, respectively, under revolving credit facilities, at weighted average interest rates of 8.2% and 9.7%, respectively.

On April 1, 1998, the Company entered into a three-year $50,000,000 credit facility to replace the former revolving credit facility. This credit facility permitted the Company to borrow under a borrowing base formula equal to the sum of 75% of the aggregate net book value of its accounts receivable and 50% of the aggregate net book value of its inventory on a consolidated basis, subject to additional limitations on incurring debt. This credit facility was secured by substantially all of the Company's assets, and required the Company, among other things, to maintain a minimum consolidated net worth, as defined, a minimum consolidated fixed charge coverage ratio, as defined, a maximum consolidated funded debt to adjusted consolidated EBITDA ratio, as defined, and a maximum level of capital expenditures.

As a result of the charge related to the Company's discontinued laundry detergent operations and the additional cash demands placed on the Company due to the delay in receipt of insurance proceeds related to the fire at its Argentina facility, as of December 31, 1998, the Company was in default under certain of the financial covenants contained in its revolving credit facility. On March 31, 1999, the Company and the lender entered into an agreement curing the defaults, resetting certain financial covenants and requiring the Company to reserve certain minimum levels of borrowing availability, thereby reducing the total available revolving credit to the Company. The amendment raised the effective cost of bank borrowings under the revolving credit facility. The credit facility, as amended, bore interest in the range of prime to prime plus 1 1/2%, or LIBOR plus 1 1/2% to LIBOR plus 3 1/4%, in each case based on the Company's debt to EBITDA ratio determined on a quarterly basis.

On December 13, 1999, the Company entered into a new three-year $69,800,000 financing facility to replace its $50,000,000 revolving credit facility. The new facility consists of an asset-based revolver of up to $30,000,000, equipment term loans of up to $12,800,000 provided by a financial institution and a $27,000,000 term loan provided by two additional lenders. The revolving credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of eligible accounts receivable, as defined, 60% of eligible finished goods inventory, as defined, and 35% of eligible raw material inventory, as defined, subject to additional limitations on incurring debt. The new financing facility is secured by substantially all of the Company's assets, and requires the Company, among other things, to maintain a minimum consolidated fixed charge coverage ratio, as defined, a minimum consolidated interest coverage ratio, as defined, and a minimum consolidated EBITDA level, as defined. The revolving credit facility bears interest at prime plus 1/2%, or LIBOR plus 3% and the equipment term loans bear interest at prime plus 3/4% or LIBOR plus 3 1/4%, subject to adjustment based on the Company's quarterly EBITDA levels, beginning June 30, 2000. The $27,000,000 term loan bears interest at 12 1/2% and has an annual maintenance fee of 2% due on December 13, 2000, 2001 and 2002. Borrowing availability under the revolving credit facility was approximately $2,500,000 at December 31, 1999.

The Company has issued letters of credit for approximately $1,516,000 in connection with leases for a diaper production line and various computer hardware and software. This amount reduces the borrowing availability under the Company's revolving credit facility.

Short-term borrowings for the international operations as of December 31, 1998 and 1999 were $2,068,000 and $6,419,000, respectively, and consisted of working capital and trade financing facilities.

LONG-TERM DEBT

Long-term debt as of December 31, 1998 and 1999 consisted of the following (in thousands):

                                                            1998         1999
                                                          --------     --------
Note payable, due 2001, interest at 8.4%, partially
  secured by land and buildings ......................       1,707        1,511
Term loans due 2002, interest at LIBOR plus 3.25%,
  secured by machinery and equipment .................        --          7,122
Term loan due 2002, interest at 12.5%, second
  lien to Fleet Capital Corporation ..................        --         27,000
Various other notes payable ..........................       1,582        2,386
                                                          --------     --------
                                                             3,289       38,019
       Less: current maturities ......................        (322)      (3,035)
                                                          --------     --------
                                                          $  2,967     $ 34,984
                                                          ========     ========

SENIOR TERM NOTES

Long-term debt under senior term notes as of December 31, 1998 and 1999 consisted of the following (in thousands):

                                                           1998        1999
                                                         --------    --------
10 1/4% Senior Notes, interest due semiannually
     on June 15 and December 15, principal due
     June 15, 2007, including unamortized
     bond premium of $997 and $888, respectively.........$145,997    $145,888
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

The fair value of the Company's 10 1/4% Senior Notes and New Senior Notes was estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar financial instruments, and was estimated at approximately $143,716,000 as of December 31, 1999.

6.  INCOME TAXES:

Income (loss) from continuing operations before income tax provision and extraordinary item and income tax provision for the years ended December 31, 1997, 1998 and 1999 are composed of the following (in thousands):

                                          1997         1998         1999
                                        --------     --------     --------
Income (loss) from continuing
  operations before income tax
  provision and extraordinary item
      United States ................    $  3,481     $ (2,436)    $(10,486)
      Non-United States ............       8,307        2,347       (3,323)
                                        --------     --------     --------

                                        $ 11,788     $    (89)    $(13,809)
                                        ========     ========     ========

Income tax provision
   Current-
      United States ................    $     55     $     52     $     36
      Non-United States ............       2,289        1,513       (1,382)
                                        --------     --------     --------
                                        $  2,344     $  1,565     $ (1,346)
                                        ========     ========     ========

   Deferred-
      United States ................    $   --       $   --       $   --
      Non-United States ............        --           --         (1,645)
                                        --------     --------     --------
                                            --           --         (1,645)
                                        --------     --------     --------
                                        $  2,344     $  1,565     $ (2,991)
                                        ========     ========     ========

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax asset at December 31, 1998 and 1999 are as follows (in thousands):

                                                            1998         1999
                                                          --------     --------
Deferred tax assets-
    Accruals and reserves ..............................  $  2,830     $     99
    Net operating loss and credit carryforwards ........     9,821       17,416
    Tax deferral of book write-down of machinery
      and equipment ....................................     1,194        1,194
    Other ..............................................       318          399
                                                          --------     --------
                                                            14,163       19,108
    Less- Valuation allowance ..........................    (5,269)      (9,561)
                                                          --------     --------
                                                             8,894        9,547
                                                          --------     --------

Deferred tax liabilities-
    Excess of tax over book depreciation ...............    (5,455)      (6,058)
    Other ..............................................    (3,439)      (1,844)
                                                          --------     --------
                                                            (8,894)      (7,902)
                                                          --------     --------

               Net deferred tax asset ..................  $   --       $  1,645
                                                          ========     ========

The consolidated provision for income taxes differs from the provision computed at the statutory United States federal income tax rate for the following reasons:

                                                 1997        1998        1999
                                                ------      ------      ------
United States statutory rate .................      34%        (34)%       (34)%
Non-United States taxes ......................     (18)         (6)         (9)
Generation of loss carryforwards, net of
  utilization ................................      25          21          16
United States taxes on Subpart F income ......    --            20        --
Nondeductible expenses, primarily goodwill ...      17          19           7
Other ........................................    --             4        --
                                                ------      ------      ------
                                                    58%         24%        (20)%
                                                ======      ======      ======

As of December 31, 1999, the Company had net operating loss and credit carryforwards of approximately $46,765,000 which are available to offset future taxable income. The U.S. loss carryforwards will expire in the years 2008 through 2014 if not utilized and foreign losses and credits will carry forward indefinitely. The Company also has alternative minimum tax credits of approximately $457,000 which are available indefinitely.

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

STOCK OPTION PLANS

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for all awards granted after December 31, 1994. The Company has various plans which provide for the granting of nonqualified stock options or incentive stock options to purchase shares of the Company's common stock to officers, executives, and key employees responsible for the direction and management of the Company. Generally, under the plans, options may be granted at not less than the fair market value of the Company's common stock on the date of grant. Options under the nonqualified plans generally become exercisable immediately or in ratable installments over a five-year period from date of grant and may be exercised up to a maximum of 10 years from date of grant. Options under the incentive stock option plan and the non-employee director stock option plan generally become exercisable after three years in 33 1/3% increments per year and expire 10 years from date of grant. Shares available for future options pursuant to the various stock option plans as of December 31, 1997, 1998 and 1999, were 767,916, 1,166,174, and 513,799, respectively.

Stock option transactions under the plans during 1997, 1998 and 1999 were as follows:

                                                                   1997                               1998
                                                         --------------------------          -------------------------
                                                                           WEIGHTED                           WEIGHTED
                                                                           AVERAGE                            AVERAGE
                                                                           EXERCISE                           EXERCISE
                                                          OPTIONS           PRICE             OPTIONS          PRICE
                                                         ---------        ---------          ---------       ---------
Nonqualified stock option plans-
   Options outstanding at January 1                      1,890,010        $    2.97          1,819,745       $    3.03
   Granted                                                  15,000             6.00            113,570            6.28
   Canceled                                                   -                -                  -               -
   Exercised                                               (85,265)            2.41            (15,000)           6.00
                                                         ---------        ---------          ---------       ---------

   Options outstanding at December 31                    1,819,745        $    3.03          1,918,315       $    3.19
                                                         =========        =========          =========       =========

   Options exercisable at December 31                    1,719,744        $    2.99          1,803,513       $    3.00
                                                         =========        =========          =========       =========

   Options exercise price range at December 31        $0.04 - $6.00                      $0.04 - $7.50

Incentive stock option plans-
   Options outstanding at January 1                        690,125        $    3.01          1,041,125       $    3.91
   Granted                                                 396,500             5.42            542,230            7.06
   Canceled                                                (19,417)            3.91            (69,058)           5.87
   Exercised                                               (26,083)            3.00            (26,667)           3.07
                                                         ---------        ---------          ---------       ---------

   Options outstanding at December 31                    1,041,125        $    3.91          1,487,630       $    4.97
                                                         =========        =========          =========       =========

   Options exercisable at December 31                      358,050        $    3.02            669,686       $    3.43
                                                         =========        =========          =========       =========

   Options exercise price range at December 31        $3.00 - $6.50                      $3.00 - $7.50

Non-Employee Director stock option plan -
   Options outstanding at January 1                         55,000        $    4.21             85,000       $    4.84
   Granted                                                  30,000             6.25             30,000            7.44
   Canceled                                                   -                -                  -               -
   Exercised                                                  -                -                  -               -
                                                         ---------        ---------          ---------       ---------

   Options outstanding at December 31                       85,000        $    4.84            115,000       $    5.52
                                                         =========        =========          =========       =========

   Options exercisable at December 31                       22,336        $    4.51             50,670       $    4.70
                                                         =========        =========          =========       =========

   Options exercise price range at December 31      $3.75 - $6.25                        $3.75 - $7.44

                                                                  1999
                                                        --------------------------
                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                         OPTIONS            PRICE
                                                        ---------         --------
Nonqualified stock option plans-
   Options outstanding at January 1                     1,918,315         $   3.19
   Granted                                                106,845             2.19
   Canceled                                               (50,000)            3.00
   Exercised                                                -                 -
                                                        ---------         --------

   Options outstanding at December 31                   1,975,160         $   3.15
                                                        =========         ========

   Options exercisable at December 31                   1,809,114         $   3.07
                                                        =========         ========

   Options exercise price range at December 31       $0.04 - $7.50

Incentive stock option plans-
   Options outstanding at January 1                     1,487,630         $   4.97
   Granted                                                610,055             2.19
   Canceled                                               (44,525)            4.72
   Exercised                                                 -                 -
                                                        ---------         --------

   Options outstanding at December 31                   2,053,160         $   4.15
                                                        =========         ========

   Options exercisable at December 31                     935,306         $   3.81
                                                        =========         ========

   Options exercise price range at December 31       $2.19 - $7.50

Non-Employee Director stock option plan -
   Options outstanding at January 1                       115,000         $   5.52
   Granted                                                 30,000             3.19
   Canceled                                                  -                -
   Exercised                                                 -                -
                                                        ---------         --------

   Options outstanding at December 31                     145,000         $   5.04
                                                        =========         ========

   Options exercisable at December 31                      85,000         $   5.01
                                                        =========         ========

   Options exercise price range at December 31       $3.19 - $7.44

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


                                             1997         1998         1999
                                           --------     --------     --------
Income (loss) from
  continuing  operations
  after extraordinary item   As reported   $1,675       $ (1,654)    $(11,385)
                             Pro forma     $  670       $ (3,303)    $(12,976)
Basic earnings (loss) per
   share                     As reported   $  .12       $   (.11)    $   (.64)
                             Pro forma     $  .01       $   (.21)    $   (.73)
Diluted earnings (loss) per
   share                     As reported   $  .09       $   (.11)    $   (.64)
                             Pro forma     $  .01       $   (.21)    $   (.73)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company did not recognize any compensation cost in reported income for the years ended December 31, 1997, 1998 and 1999.

The weighted average fair value of options granted in 1997, 1998 and 1999 was $4.00, $4.85 and $1.54 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1997, 1998 and 1999, respectively: risk-free interest rates of 6.61%, 6.01%, and 4.78%; expected lives of five years; expected volatility of 88.49%, 86.15%, and 83.36%; and no expected dividend yield in all years.

As of December 31, 1999, the following stock options were outstanding:

                                                                                    WEIGHTED                      WEIGHTED
                                                       WEIGHTED                     AVERAGE                       AVERAGE
                                                        AVERAGE         NUMBER     PRICE OF       NUMBER OF       PRICE OF
                                                      CONTRACTUAL     OF OPTIONS  OUTSTANDING    EXERCISABLE     EXERCISABLE
            EXERCISE PRICE RANGES                        LIFE        OUTSTANDING    OPTIONS        OPTIONS         OPTIONS
---------------------------------------------       ---------------  -----------   ----------  ---------------   ----------
Nonqualified stock option plans-
   $.04                                                  1.6 years         7,994     $   0.04            7,994     $   0.04
   $2.19                                                 9.2 years       106,845     $   2.19            --           --
   $3.00 - $4.50                                         6.2 years     1,777,518     $   3.01        1,773,519     $   3.01
   $7.50                                                 8.4 years        82,803     $   7.50           27,601     $   7.50

Incentive stock option plans-
   $2.19                                                 9.2 years       598,055     $   2.19            --           --
   $3.00 - $4.50                                         6.2 years       772,208     $   3.17          728,541     $   3.12
   $4.51 - $6.75                                         7.2 years       234,000     $   5.98          169,166     $   5.97
   $7.50                                                 8.3 years       448,897     $   7.50           37,599     $   7.50

Non-Employee Director stock option plan-
   $3.19 - $4.50                                         7.6 years        73,000     $   3.52           43,000     $   3.75
   $4.51 - $6.75                                         6.8 years        42,000     $   5.97           32,000     $   5.96
   $7.44                                                 8.4 years        30,000     $   7.44           10,000     $   7.44

WARRANTS

The Company has issued warrants under several separate agreements which expire by 2002. As of December 31, 1999, a total of 260,808 shares of common stock has been reserved for issuance upon the exercise of common stock warrants. Each warrant allows the holder to purchase one share of common stock and none are callable by the Company. The warrants are recorded at their estimated fair values at the date of issuance. The warrants were issued in connection with financing transactions. The number of warrants outstanding, warrant holders and exercise prices are presented below.

     NUMBER OF SHARES
      ISSUABLE UNDER
         WARRANTS
      OUTSTANDING AT                                EXERCISE
       DECEMBER 31,                                   PRICE
          1999                WARRANT HOLDERS       PER SHARE
     ----------------      ---------------------    ---------
               10,808      Senior noteholders       $     .02
              100,000      Financial institution    $    4.50
              150,000      Financial institution    $    2.41
     ----------------
              260,808
     ================

Certain of the warrant agreements contain a provision which allows for an adjustment to the number of shares of common stock that can be purchased and the exercise price per share upon the occurrence of certain events, as defined, to preserve without dilution the rights of the warrant holders.

8. EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

The Company has adopted a 401(k) savings plan which covers substantially all U.S. employees. The Company contributed approximately $236,000, $385,000, and $410,000 to the plan during the years ended December 31, 1997, 1998 and 1999, respectively.

PROFIT SHARING PLAN

In 1996, the Company established a profit sharing plan that supplements the Company's existing 401(k) savings plan and covers all U.S. employees who are eligible to participate in the 401(k) savings plan. The plan provides for employer discretionary contributions into the employee's 401(k) account, earned only if the Company meets specific performance targets. The employer discretionary contribution may not exceed 50% of consolidated net income, and may be subject to adjustment by the board of directors. The plan provides for 50% of the value of any contributions to be paid in the form of cash and the remaining 50% in the form of common stock of the Company. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be contributed. The Company recorded expense of $113,000, $ --, and $ -- for the years ended December 31, 1997, 1998 and 1999, respectively, in connection with the profit sharing plan.

EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1997, the Company established an employee stock purchase plan whereby eligible employees of the Company employed in the continental United States may purchase shares of the Company's common stock at a 15% discount. As of December 31, 1999, 1,435,421 shares of the Company's common stock, par value $.001 per share, remain available for purchase under this plan. During 1999, 42,708 shares were issued under the employee stock purchase plan at an average price of $2.60 per share.

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

EMPLOYMENT/CONSULTING AGREEMENTS

The Company has entered into employment agreements with two individuals that extend through March 1, 2002, with one individual that extends through September 1, 2000, and with another individual that extends through December 31, 2000. The Company also has a consulting agreement with an individual that extends through November 1, 2002. As of December 31, 1999, the Company's remaining aggregate commitment under these agreements is approximately $4,000,000.

OPERATING LEASES

The Company is obligated under various long-term leases for its building/production facilities, machinery and equipment, which expire at various dates through 2007. Rental expense aggregated $3,216,000, $5,153,000, and $6,778,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The leases provide for minimum annual rentals plus, in certain instances, payment for property and use taxes, insurance and maintenance. The Company does not have material capital leases.

Future minimum rental commitments under noncancelable operating leases, are as follows (in thousands):

        Year ending December 31-
          2000                                        $ 7,708
          2001                                          6,948
          2002                                          5,876
          2003                                          5,571
          2004                                          3,228
          Thereafter                                    5,189
                                                      -------
            Total minimum lease payments required     $34,520
                                                      =======

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

Information as to the operations of the Company's reportable segments is as follows (in thousands):

                                                                                   DOMESTIC  INTERNATIONAL     TOTAL
                                                                                  ---------    ---------     ---------
1997
Net sales ....................................................................    $ 191,329    $  95,681     $ 287,010
Intersegment sales ...........................................................    $  21,129    $   1,242     $  22,371
Operating income before management fees and corporate overhead ...............    $  23,031    $   7,815     $  30,846
Corporate overhead ...........................................................                                  (9,354)
Interest expense, net ........................................................                                  (9,957)
Other income .................................................................                                     253
                                                                                                             ---------
Income from continuing operations
  before taxes and extraordinary item ........................................                               $  11,788
                                                                                                             =========

1998
Net sales ....................................................................    $ 213,785    $ 118,855     $ 332,640
Intersegment sales ...........................................................    $  31,321    $  13,183     $  44,504
Operating income before management fees and corporate overhead ...............    $  16,175    $   4,035     $  20,210
Corporate overhead ...........................................................                                  (8,289)
Interest expense, net ........................................................                                 (16,476)
Other income .................................................................                                   4,466
                                                                                                             ---------
Loss from continuing operations before taxes..................................                               $     (89)
                                                                                                             =========

1999
Net sales ....................................................................    $ 226,576    $ 133,784     $ 360,360
Intersegment sales ...........................................................    $   1,432    $   9,348     $  10,780
Operating income (loss) before management fees and corporate overhead ........    $  14,667    $  (3,600)    $  11,067
Corporate overhead ...........................................................                                  (2,087)
Interest expense, net ........................................................                                 (20,329)
Other expense ................................................................                                  (2,460)
                                                                                                             ---------
Loss from continuing operations before taxes .................................                               $ (13,809)
                                                                                                             =========

Information as to the depreciation and amortization expense, capital expenditures and assets of the Company's reportable segments is as follows (in thousands):

                                                                                   DOMESTIC  INTERNATIONAL     TOTAL
                                                                                  ---------    ---------     ---------
1997
Depreciation and amortization expense ........................................    $   6,338    $   1,882     $   8,220
Capital expenditures .........................................................    $  15,178    $   6,420     $  21,598
Total assets .................................................................    $ 133,207    $  72,025     $ 205,232

1998
Depreciation and amortization expense ........................................    $   6,446    $   3,907     $  10,353
Capital expenditures .........................................................    $   5,488    $  20,993     $  26,481
Total assets .................................................................    $ 156,249    $ 143,923     $ 300,172

1999
Depreciation and amortization expense ........................................    $   8,396    $   5,618     $  14,014
Capital expenditures .........................................................    $   8,828    $  14,933     $  23,761
Total assets .................................................................    $ 169,103    $ 168,577     $ 337,680

Information as to the Company's operations in different geographical areas is as follows (in thousands):


                         UNITED                             ALL OTHER
                        STATES(1)    BRAZIL     ARGENTINA INTERNATIONAL   TOTAL
                        --------    --------    --------    --------    --------
1997
Net sales ..........    $191,329    $ 44,579    $ 33,370    $ 17,732    $287,010
Long-lived assets ..    $ 39,120    $  2,659    $  3,961    $  7,530    $ 53,270
1998
Net sales ..........    $213,785    $ 56,106    $ 33,553    $ 29,196    $332,640
Long-lived assets ..    $ 40,392    $ 16,475    $  6,785    $ 18,251    $ 81,903
1999
Net sales ..........    $226,576    $ 43,507    $ 26,852    $ 63,425    $360,360
Long-lived assets ..    $ 48,426    $ 17,077    $ 10,053    $ 26,396    $101,952

(1)Includes Puerto Rico.
(2)Includes Mexico, Malaysia, Singapore and Colombia.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited summarized data by quarter for 1998 and 1999 is as follows (in thousands, except per share data):

                                                         FIRST          SECOND           THIRD          FOURTH
                                                        QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                                                      -----------     -----------     -----------     -----------     -----------
1998(a)
   Net sales ........................................ $    78,592     $    80,302     $    85,841     $    87,905     $   332,640
   Gross profit .....................................      31,343          33,003          33,473          37,836         135,655
   Income (loss) from continuing operations .........      (5,455)          1,259           1,519           1,023          (1,654)
   Net income (loss) ................................      (5,669)          1,099             701          (4,256)         (8,125)
   Basic earnings (loss) per share:
         Continuing operations ...................... $      (.44)    $       .08     $       .09     $       .06     $      (.11)
         Discontinued operations ....................        (.02)           (.01)           (.05)           (.30)           (.40)
                                                      -----------     -----------     -----------     -----------     -----------
         Net income (loss) .......................... $      (.46)    $       .07     $       .04     $      (.24)    $      (.51)
                                                      ===========     ===========     ===========     ===========     ===========
   Diluted earnings (loss) per share:
         Continuing operations ...................... $      (.44)    $       .07     $       .08     $       .06     $      (.11)
         Discontinued operations ....................        (.02)           (.01)           (.04)           (.30)           (.40)
                                                      -----------     -----------     -----------     -----------     -----------
         Net income (loss) .......................... $      (.46)    $       .06     $       .04     $      (.24)    $      (.51)
                                                      ===========     ===========     ===========     ===========     ===========
1999
   Net sales ........................................ $    84,082     $    91,536     $    93,946     $    90,796     $   360,360
   Gross profit .....................................      30,209          32,341          36,592          38,083         137,225
   Income (loss) from continuing operations before
     extraordinary item .............................      (1,898)         (2,143)           (784)         (5,993)(b)     (10,818)
   Net income (loss) ................................      (1,431)(c)      (2,143)(c)      (1,013)         (7,057)(c)(d)  (11,644)
   Basic earnings (loss) per share:
         Continuing operations ...................... $      (.11)    $      (.12)    $      (.04)    $      (.34)    $      (.61)
         Extraordinary item .........................        --              --              --              (.03)           (.03)
         Discontinued operations ....................         .03            --              (.01)           (.03)           (.01)
                                                      -----------     -----------     -----------     -----------     -----------
         Net income (loss) .......................... $      (.08)    $      (.12)    $      (.05)    $      (.40)    $      (.65)
                                                      ===========     ===========     ===========     ===========     ===========
   Diluted earnings (loss) per share:
         Continuing operations ...................... $      (.11)    $      (.12)    $      (.04)    $      (.34)    $      (.61)
         Extraordinary item .........................        --              --              --              (.03)           (.03)
         Discontinued operations ....................         .03            --              (.01)           (.03)           (.01)
                                                      -----------     -----------     -----------     -----------     -----------
         Net income (loss) .......................... $      (.08)    $      (.12)    $      (.05)    $      (.40)    $      (.65)
                                                      ===========     ===========     ===========     ===========     ===========

-----------------
(a) Net sales, gross profit, income (loss) and earnings (loss) per share from continuing operations for the first, second and third quarters of 1998 have been restated to reflect the discontinued operations of the Company's laundry detergent business. This resulted in a one-time charge of $6,471,000 in 1998.

(b) Includes a non-cash write-off to Other Expense related to the company's final settlement of the insurance claim for the August 1998 fire at its Argentina facility.

(c) Includes a change in estimate of the costs to dispose of the laundry detergent operations of $467,000 in the first quarter of 1999, ($229,000) in the third quarter of 1999 and ($497,000) in the fourth quarter of 1999.

(d) Includes a non-cash extraordinary expense of $567,000 for the write-off of capitalized debt issuance costs in connection with the early extinguishment of debt.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Drypers Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Drypers Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, included in this Form 10-K and have issued our report thereon dated February 23, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial statement Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 23, 2000

                                                                     SCHEDULE II

                      DRYPERS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                        ADDITIONS
                                      BALANCE AT       CHARGED TO                                     BALANCE
                                      BEGINNING         COST AND                                     AT END OF
          CLASSIFICATION              OF PERIOD         EXPENSE        DEDUCTIONS(1)      OTHER        PERIOD
          --------------              ----------       ----------       ----------     ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Year Ended December 31, 1997    $    1,160       $    1,532       $     (628)    $     --      $    2,064
      Year Ended December 31, 1998    $    2,064       $    1,395       $     (824)    $     --      $    2,635
      Year Ended December 31, 1999    $    2,635       $      822       $      (35)    $     --      $    3,422

RESERVE OF DISPOSAL OF
  LAUNDRY DETERGENT BUSINESS:
      Year Ended December 31, 1997    $     --         $     --         $     --       $     --      $     --
      Year Ended December 31, 1998    $     --         $    2,000(2)    $     --       $     --      $    2,000
      Year Ended December 31, 1999    $    2,000(2)    $      259(2)    $   (1,753)    $     --      $      506

----------------------
(1) Write-offs of uncollectible accounts or payments of contractual obligations related to discontinuing the laundry detergent business.
(2) Accrued for contractual obligations related to discontinuing the laundry detergent business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

In accordance with General Instruction G(3) to Form 10-K, the information required by Items 10 through 13 will be set forth in our proxy statement relating to the annual meeting of our stockholders under the captions indicated below. This information is incorporated in this Form 10-K by reference.


CROSS REFERENCE

     FORM 10-K ITEM NUMBER AND CAPTION                                           CAPTION IN DEFINITIVE PROXY STATEMENT
     ---------------------------------                                 --------------------------------------------------------
     Item 10.     Directors and Executive                              Proposal One: Election of Directors, Information Regarding
                  Officers of the Registrant                           Nominees and Directors, Executive Officers and Compensation
                                                                       -- Executive Officers, Section 16(a) Beneficial Ownership
                                                                       Reporting Compliance

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

 Exhibit
 NUMBER    DESCRIPTION OF EXHIBIT
 -------   ----------------------
 **3.1   - Restated Certificate of Incorporation of Drypers Corporation, as
           amended (Filed as Exhibit 3.1 to Form S-4/A filed June 8, 1998, Registration Statement No. 333-52597).
 **3.2   - Bylaws of Drypers Corporation, as amended, dated January 21, 1994
           (Filed as Exhibit 3.2 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
 **4.1   - Form of Common Stock Certificate (Filed as Exhibit 4.2 to Form S-1
           filed January 26, 1994, Registration Statement No. 33-74436).
 **4.2   - Forms of Warrants (Filed as Exhibit 4.37 to Form S-1 Filed October
           8, 1993, Registration Statement No. 33-70098).
**+4.3   - Form of Nonqualified Stock Option Agreement, as amended, entitling the persons listed on Schedule 4.9 to purchase an aggregate of 125,000 shares of Common Stock (Filed as Exhibit 4.9 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**+4.4   - Form of Nonqualified Stock Option Agreement, as amended, entitling the persons listed on Schedule 4.10 to purchase an aggregate of 93,750 shares of Common Stock (Filed as Exhibit 4.10 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**+4.5   - Form of Nonqualified Stock Option Agreement dated April 9, 1993, entitling the persons listed on Schedule 4.11 to purchase an aggregate of 71,875 shares of Common Stock (Filed as Exhibit 4.11 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
**+4.6   - Form of Nonqualified Stock Option Agreement dated October 1, 1992, entitling the persons listed on Schedule 4.13 to purchase an aggregate of 45,000 shares of Common Stock (Filed as Exhibit 4.13 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
**+4.7   - Form of Nonqualified Stock Option Agreement dated December 31,
           1993, entitling the persons listed on Schedule 4.16 to purchase an aggregate of 31,250 shares of Common Stock (Filed as Exhibit 4.16 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
 **4.8   - Form of Investment and Stock Registration Agreement dated November
           10, 1992, by and among the Company and the persons listed on Schedule
           4.34 attached thereto (Filed as Exhibit 4.34 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
 **4.9   - Rights Agreement dated January 20, 1995 by and between Drypers
           Corporation and ChaseMellon Shareholder Services, L.L.C. (Filed as
           Exhibit 4.20 to Form 10-K filed March 31, 1997, Commission File No. 0-23422).
**4.10   - Rights Agreement Amendment dated as of February 26, 1996, by and between Drypers Corporation and ChaseMellon Shareholder Services, L.L.C. (Filed as Exhibit 4.20 to Form 10-K filed March 31, 1997, Commission File No. 0-23422).
**4.11   - Indenture dated as of June 15, 1997, between Drypers Corporation and Bankers Trust Company, as Trustee (Filed as Exhibit 4.1 to Form 10-Q filed August 12, 1997, Commission File No. 0-23422).
**4.12   - First Supplemental Indenture dated as of March 6, 1998, between
           Drypers Corporation and Bankers Trust Company, as Trustee. (Filed as
           Exhibit 4.16 to Form 10-K filed March 20, 1998, Commission File No. 0-23422)
**+10.1  - Form of Indemnity Agreement dated August 2, 1991, by and between the Company and the persons listed on Schedule 10.1 (Filed as Exhibit
           10.1 to Form S-1 filed January 26, 1994, Registration Statement No. 33-74436).
**10.2   - Warehouse Lease dated September 25, 1985, as amended by Addendum
           No. 1 dated September 25, 1985, as amended by Addendum No. 2 dated April 3, 1986, as amended by Addendum No. 3 dated October 14, 1988, as amended by Addendum No. 4 dated September 30, 1991, by and between Hillman Properties Northwest and VMG Enterprises, Inc. (Filed as
           Exhibit 10.13 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.3   - Lease Agreement dated October 24, 1988, as amended by the First
           Lease Amendment dated November 13, 1989, as amended by the Second Lease Amendment dated August 2, 1990, as amended by the Third Lease Amendment dated February 4, 1991, as amended by the Fourth Lease Amendment dated November 18, 1991, as amended by the Fifth Lease Amendment dated September 1, 1992, as amended by the Sixth Lease Amendment dated November 1, 1997 by and between Willis Day Properties, Inc. and UltraCare Products, Inc. (Filed as Exhibit 10.24 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.4   - Lease Agreement dated September 1, 1992, by and between Willis Day
           Properties, Inc. and UltraCare Products, Inc. (Filed as Exhibit 10.25 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.5   - Lease Contract dated July 6, 1992, between Puerto Rico Industrial
           Development Company and Hygienic Products International, Inc. (Filed as Exhibit 10.26 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
** 10.6  - VRG Holding Corporation 1992 Incentive Stock Option Plan, as amended
           (Filed as Exhibit 10.14 to Amendment No. 1 to Form S-1 filed February 17, 1994, Registration Statement No. 33-74436).
**+10.7  - VRG Holding Corporation 1991 Nonqualified Stock Option Plan (Filed as
           Exhibit 10.15 to Form S-4 filed November 20, 1992, Registration Statement No. 33-54810).
**10.8   - Drypers 401(k) Plan (Filed as Exhibit 10.25 to Amendment No. 1 to
           Form S-1 filed February 17, 1994, Registration Statement No.
           33-74436).
**10.9   - Drypers Corporation 1994 Non-Employee Director Option Plan (Filed
           as Exhibit 10.2 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).
**10.10  - Form of Drypers Corporation 1995 Key Employee Stock Option Plan
           Nonqualified Stock Option Agreement (Filed as Exhibit 10.3 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).
**10.11  - Form of Drypers Corporation 1995 Key Employee Stock Option Plan
           Incentive Stock Option Agreement (Filed as Exhibit 10.4 to Form 10-Q filed August 4, 1995, Commission File No. 0-23422).
*+10.12  - Employment Agreement dated March 1, 1999, by and between Drypers
           Corporation and Walter V. Klemp.
*+10.13  - Employment Agreement dated March 1, 1999, by and between Drypers
           Corporation and Raymond M. Chambers.
*+10.14  - Consulting Agreement dated February 25, 1999, by and between Drypers
           Corporation and Terry A. Tognietti.
**+10.15 - Drypers Corporation Amended and Restated 1995 Key Employee Stock
           Option Plan. (Filed as Exhibit 10.28 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No. 333-34071).
**+10.16 - Drypers Corporation 1996 Non-Employee Director Stock Option Plan.
           (Filed as Exhibit 10.29 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No. 333-34071).
**+10.17 - First Amendment to Drypers Corporation Amended and Restated 1995 Key
           Employee Stock Option Plan. (Filed as Exhibit 10.30 to Amendment No. 1 to Form S-4 filed September 15, 1997, Registration Statement No. 333-34071).
**10.18  - First Amendment to Drypers Corporation 401(k) Plan (Filed as
           Exhibit 4.24 to Form S-8, filed July 6, 1998, Registration No. 333-58553.)
**10.19  - Second Amendment to Drypers Corporation 401(k) Plan (Filed as
           Exhibit 4.25 to Form S-8, filed July 6, 1998, Registration No. 333-58553.)
**10.20  - Amended and Restated Credit Agreement dated December 13, 1999, by and among Drypers Corporation, Fleet Capital Corporation, as Agent, and the lenders party thereto (Filed as Exhibit 10.1 to Form 8-K, filed January 13, 2000, Commission File No. 0-23422).
**10.21  - Term Loan Agreement dated December 13, 1999, by and among Drypers
           Corporation, Davidson Kempner Service Company, LLC, as Agent, and the lenders party thereto (Filed as Exhibit 10.2 to Form 8-K, filed January 13, 2000, Commission File No. 0-23422).
 *21.1  -  Subsidiaries of Drypers Corporation.
 *23.1  -  Consent of Independent Public Accountants.

 *27.1  -  Financial Data Schedule.

---------------

 *  Filed herewith.
**  Incorporated by reference to the filing indicated.
+   Managementcontract or compensatory plan or arrangement filed pursuant to
    Item 14 of Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.


                                         DRYPERS CORPORATION

                                         By       /S/  WALTER V. KLEMP
                                            --------------------------
                                                       Walter V. Klemp
                                            Chairman of the Board and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on the 28th day of March, 2000.

                   SIGNATURE                             TITLE
                   ---------                             -----

              /S/WALTER V. KLEMP         Chief Executive Officer,  Chairman of
         -----------------------------   the Board and Director
                 Walter V. Klemp         (Principal Executive Officer)


              /S/JONATHAN P. FOSTER      Chief Financial Officer and Executive
         -----------------------------   Vice President
               Jonathan P. Foster        (Principal Financial and Accounting
                                         Officer)

              /S/RAYMOND M. CHAMBERS     Chief Operating Officer and Director
         -----------------------------
               Raymond M. Chambers

              /S/ NOLAN LEHMANN          Director
         -----------------------------
                  Nolan Lehmann

              /S/GARY L. FORBES          Director
         -----------------------------
                 Gary L. Forbes