Form 10-Q
period 2000-03-31
DRYPERS CORP
filed 2000-05-15
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-23422

                               DRYPERS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    76-0344044
  (STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

      5300 MEMORIAL, SUITE 900
           HOUSTON, TEXAS                                  77007
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

                                 Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           (CLASS)                              (OUTSTANDING AT APRIL 14, 2000)
-----------------------------                   -------------------------------
Common Stock, $.001 Par Value                              17,762,533

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

Consolidated Balance Sheets -- December 31, 1999 and March 31, 2000.

Consolidated Statements of Earnings for the Three Months Ended March 31, 1999 and 2000.

Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2000.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 2000.

Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,        MARCH 31,
                                 ASSETS                                                                1999              2000
                                 ------                                                          ---------------    ---------------
                                                                                                                      (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents ...........................................................   $         4,048    $         3,926
         Accounts receivable, net of allowance for doubtful accounts of $3,422 and
           $3,788, respectively ............................................................            65,771             70,389
         Inventories .........................................................................            39,728             36,286
         Prepaid expenses and other ..........................................................            25,690             31,277
                                                                                                 ---------------    ---------------
                Total current assets .........................................................           135,237            141,878
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $28,680 and $29,756,
  respectively ...............................................................................           101,952             98,771
INTANGIBLE AND OTHER ASSETS, net of amortization of $22,630 and $23,702, respectively ........           100,491            100,940
                                                                                                 ---------------    ---------------
                                                                                                 $       337,680    $       341,589
                                                                                                 ===============    ===============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Short-term borrowings ...............................................................   $        31,385    $        33,349
         Current portion of long-term debt ...................................................             3,035              5,944
         Accounts payable ....................................................................            53,436             54,290
         Accrued liabilities .................................................................            18,686             22,953
                                                                                                 ---------------    ---------------
                Total current liabilities ....................................................           106,542            116,536
LONG-TERM DEBT ...............................................................................            34,984             34,664
SENIOR TERM NOTES ............................................................................           145,888            145,861
OTHER LONG-TERM LIABILITIES ..................................................................            10,350             11,061
                                                                                                 ---------------    ---------------
                                                                                                         297,764            308,122
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value, 30,000,000 shares authorized,
           17,749,368 and 17,756,525 shares issued and outstanding, respectively .............                18                 18
         Additional paid-in capital ..........................................................            75,337             75,357
         Warrants ............................................................................             1,879              1,879
         Retained deficit ....................................................................           (35,375)           (36,224)
         Foreign currency translation adjustments ............................................            (1,943)            (7,563)
                                                                                                 ---------------    ---------------
                Total stockholders' equity ...................................................            39,916             33,467
                                                                                                 ---------------    ---------------
                                                                                                 $       337,680    $       341,589
                                                                                                 ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                       ----------------------------------
                                                                                            1999               2000
                                                                                       ---------------    ---------------
                                                                                                  (UNAUDITED)
NET SALES ..........................................................................   $        84,082    $        99,540

COST OF GOODS SOLD .................................................................            53,873             60,504
                                                                                       ---------------    ---------------

      Gross profit .................................................................            30,209             39,036

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......................................            28,737             33,367
                                                                                       ---------------    ---------------

      Operating income .............................................................             1,472              5,669

INTEREST EXPENSE, net ..............................................................             4,309              5,928

OTHER EXPENSE (INCOME) .............................................................              (229)               598
                                                                                       ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT ..........................            (2,608)              (857)


INCOME TAX BENEFIT .................................................................               710                  8
                                                                                       ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS ....................................................            (1,898)              (849)

DISCONTINUED OPERATIONS:
   Change in estimate of loss on
     disposal of detergent business ................................................               467               --
                                                                                       ---------------    ---------------

NET LOSS ...........................................................................   $        (1,431)   $          (849)
                                                                                       ---------------    ---------------

INCOME (LOSS) PER COMMON SHARE:
      Basic earnings (loss) per share:
        Continuing operations ......................................................   $          (.11)   $          (.05)
        Discontinued operations ....................................................               .03               --
                                                                                       ---------------    ---------------
        Net loss ...................................................................   $          (.08)   $          (.05)
                                                                                       ===============    ===============
      Diluted earnings (loss) per share:

        Continuing operations ......................................................   $          (.11)   $          (.05)
        Discontinued operations ....................................................               .03               --
                                                                                       ---------------    ---------------
        Net loss ...................................................................   $          (.08)   $          (.05)
                                                                                       ===============    ===============

AVERAGE COMMON SHARES OUTSTANDING ..................................................        17,714,238         17,754,018
                                                                                       ===============    ===============

AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING .............................        17,714,238         17,754,018
                                                                                       ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                      FOREIGN
                             COMMON SHARES                      ADDITIONAL                                            CURRENCY
                               ISSUED AND        COMMON          PAID-IN                           RETAINED          TRANSLATION
                              OUTSTANDING        STOCK           CAPITAL         WARRANTS           DEFICIT          ADJUSTMENTS
                            ---------------  ---------------  --------------- ---------------   ---------------    ---------------
BALANCE, December 31, 1999 .     17,749,368  $            18  $        75,337 $         1,879   $       (35,375)   $        (1,943)

Effect of stock option and
  stock purchase plans
  (unaudited) ..............          7,157             --                 20            --                 --                --

Net loss (unaudited) .......           --               --               --              --                (849)              --

Translation adjustments
  (unaudited) ..............           --               --               --              --                --               (5,620)
                            ---------------  ---------------  --------------- ---------------   ---------------    ---------------
BALANCE, March 31, 2000
      (unaudited) ..........     17,756,525  $            18  $        75,357 $         1,879   $       (36,224)   $        (7,563)
                            ===============  ===============  =============== ===============   ===============    ===============

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                               ----------------------------------
                                                                                                    1999               2000
                                                                                               ---------------    ---------------
                                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...............................................................................   $        (1,431)   $          (849)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities
        Discontinued operations ............................................................              (467)              --
        Depreciation and amortization ......................................................             3,354              3,940
        Changes in operating assets and liabilities --
             (Increase) decrease in --
               Accounts receivable .........................................................            (2,950)            (7,518)
               Inventories .................................................................               766              3,442
               Prepaid expenses and other ..................................................            (4,190)            (5,587)
               Insurance receivable resulting from Argentina fire ..........................             2,103              2,900
             Increase (decrease) in --
               Accounts payable ............................................................            (2,632)               854
               Accrued and other liabilities................................................             3,809              4,549
        Change in other long-term liabilities ..............................................              (701)               709
                                                                                               ---------------    ---------------
        Net cash provided by (used in) operating activities ................................            (2,339)             2,440
                                                                                               ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment ...................................................            (6,551)            (5,346)
      Investment in other noncurrent assets ................................................            (2,301)            (1,789)
                                                                                               ---------------    ---------------
              Net cash used in investing activities ........................................            (8,852)            (7,135)
                                                                                               ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolver ............................................................             7,595             52,022
      Payments on revolvers ................................................................              --              (50,058)
      Borrowings under (payments on) other debt ............................................              (218)             2,589
      Financing related costs ..............................................................               (10)              --
      Proceeds from exercise of stock options and warrants .................................                30                 20
                                                                                               ---------------    ---------------
              Net cash provided by financing activities ....................................             7,397              4,573
                                                                                               ---------------    ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................................            (3,794)              (122)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................            12,309              4,048
                                                                                               ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................   $         8,515    $         3,926
                                                                                               ===============    ===============
SUPPLEMENTAL DATA:
    Cash paid during the period for:
         Interest ..........................................................................   $            96    $         1,970
         Income taxes ......................................................................   $           170    $           265

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1999 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2000.

   The unaudited consolidated financial information as of and for the three-month periods ended March 31, 1999 and 2000, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

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

     The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment. From time to time, the Company enters into bill and hold sale transactions, which meet the criteria of Staff Accounting Bulletin No. 101. During the three months ended March 31, 2000, the Company entered into barter transactions in order to gain access to certain distribution channels. The Company recognized revenue and expense related to these transactions of $3,645,000 and 1,802,000, respectively.

2.   EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       ------------------------
                                                          1999          2000
                                                       ----------    ----------
BASIC EARNINGS (LOSS) PER SHARE:
Loss from continuing operations ....................   $   (1,898)   $     (849)
Discontinued operations ............................          467          --
                                                       ----------    ----------
Net loss ...........................................   $   (1,431)   $     (849)
                                                       ==========    ==========

Weighted average number of common shares outstanding   17,714,238    17,754,018
                                                       ==========    ==========

Loss from continuing operations ....................   $     (.11)   $     (.05)
Discontinued operations ............................          .03          --
                                                       ----------    ----------
Net loss ...........................................   $     (.08)   $     (.05)
                                                       ==========    ==========

DILUTED EARNINGS (LOSS) PER SHARE:

Loss from continuing operations ....................   $   (1,898)   $     (849)
Discontinued operations ............................          467          --
                                                       ----------    ----------
Net loss ...........................................   $   (1,431)   $     (849)
                                                       ==========    ==========

Weighted average number of common shares outstanding   17,714,238    17,754,018
                                                       ==========    ==========

Loss from continuing operations ....................   $     (.11)   $     (.05)
Discontinued operations ............................          .03          --
                                                       ----------    ----------
Net loss ...........................................   $     (.08)   $     (.05)
                                                       ==========    ==========

   For the three months ended March 31, 1999 and 2000, shares issuable upon the exercise of options and warrants that were excluded from the diluted earnings per share calculations because their effect was antidilutive to the calculations totaled 3,612,951 and 3,699,526, respectively.

3.    COMPREHENSIVE INCOME (LOSS)

   Comprehensive loss, which encompasses net loss and currency translation adjustments, is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       ------------------------
                                                          1999          2000
                                                       ----------    ----------
Net loss ...........................................   $   (1,431)   $     (849)
Currency translation adjustments ...................          (22)       (5,620)
                                                       ----------    ----------
Comprehensive loss .................................   $   (1,453)   $   (6,469)
                                                       ==========    ==========

4.   INVENTORIES

   Inventories consisted of the following (in thousands):

                                                      DECEMBER 31,    MARCH 31,
                                                          1999           2000
                                                       ----------     ----------

Raw Materials ....................................     $   14,778     $   12,003
Finished Goods ...................................         24,950         24,283
                                                       ----------     ----------
                                                       $   39,728     $   36,286
                                                       ==========     ==========

   Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

5.   DEBT

SHORT-TERM BORROWINGS

   As of December 31, 1999 and March 31, 2000, the Company had borrowings outstanding of $24,666,000 and $27,554,000, respectively, under revolving credit facilities.

     On December 13, 1999, the Company entered into a new three-year $70,000,000 financing facility to replace its $50,000,000 revolving credit facility. The new facility consists of an asset-based revolver of up to $30,000,000, equipment term loans and lease financing of up to $20,000,000 provided by a financial institution and a $27,000,000 term loan provided by two additional lenders. The revolving credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of eligible accounts receivable, as defined, 60% of eligible finished goods inventory, as defined, and 35% of eligible raw material inventory, as defined, subject to additional limitations on incurring debt. The new financing facility is secured by substantially all of the Company's assets and requires the Company, among other things, to maintain a minimum consolidated fixed charge coverage ratio, as defined, a minimum consolidated interest coverage ratio, as defined, and a minimum consolidated EBITDA level, as defined. The revolving credit facility bears interest at prime plus 1/2% or LIBOR plus 3% and the equipment term loans bear interest at prime plus 3/4% or LIBOR plus 3 1/4%, subject to adjustment based on the Company's quarterly EBITDA levels, beginning June 30, 2000. The $27,000,000 term loan bears interest at 12 1/2% and has an annual maintenance fee of 2% of the outstanding principal amount due on each of December 13, 2000, 2001 and 2002. The Company was in compliance with the terms of the credit facility as of March 31, 2000. Borrowing availability under the revolving credit facility was approximately $3,819,000 at March 31, 2000.

   The Company has issued letters of credit for approximately $1,516,000 in connection with leases for a diaper production line and various computer hardware and software. This amount reduces the borrowing availability under the Company's revolving credit facility.

   Short-term borrowings for the international operations as of December 31, 1999 and March 31, 2000 were $6,419,000 and $5,795,000, respectively, and consisted of working capital and trade financing facilities.

LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                       DECEMBER 31,   MARCH 31,
                                                          1999          2000
                                                       ----------    ----------
Note payable, due 2001, interest at 8.4%,
   partially secured by land and buildings .........   $    1,511    $    1,413
Term loans due 2002, interest at LIBOR plus 3.25%,
  secured by machinery and equipment ...............        7,122        10,122
Term loan due 2002, interest at 12.5%, secured by
  second lien on substantially all of the Company's
  assets ...........................................       27,000        27,000
Various other notes payable ........................        2,386         2,073
                                                       ----------    ----------
                                                           38,019        40,608
    Less: current maturities .......................       (3,035)       (5,944)
                                                       ----------    ----------
                                                       $   34,984    $   34,664
                                                       ==========    ==========


SENIOR TERM NOTES

   Long-term debt under senior term notes consisted of the following (in thousands):

                                                DECEMBER 31, MARCH 31,
                                                   1999        2000
                                                 ---------   ---------
          10 1/4% Senior Notes, interest due
             semiannually on June 15 and
             December 15, principal due
             June 15, 2007, including
             unamortized bond premium of $888
             and $861, respectively...........   $ 145,888   $ 145,861
                                                 =========   =========

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

6.   SEGMENT INFORMATION:

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

   The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before management fees and corporate overhead. The accounting policies of the operating segments are the same as those described in Note 1 above. Intersegment sales are accounted for at fair value as if the sales were to third parties.

   Information as to the operations and total assets of the Company's reportable segments is as follows (in thousands):

                                                 DOMESTIC      INTERNATIONAL       TOTAL
                                              -------------    -------------   -------------
THREE MONTHS ENDED MARCH 31, 1999
Net sales .................................   $      51,737    $      32,345   $      84,082
Intersegment sales ........................   $         408    $       1,593   $       2,001
Operating income (loss) before management
  fees and corporate overhead .............   $       3,567    $      (1,350)  $       2,217
Corporate overhead ........................                                             (745)
Interest expense, net .....................                                           (4,309)
Other income ..............................                                              229
                                                                               -------------
Loss from continuing operations before
  taxes....................................                                    $      (2,608)
                                                                               =============

Total assets ..............................   $     153,630    $     155,000   $     308,630
                                              =============    =============   =============

THREE MONTHS ENDED MARCH 31, 2000
Net sales .................................   $      64,938    $      34,602   $      99,540
Intersegment sales ........................   $          20    $       2,503   $       2,523
Operating income before management fees
  and corporate overhead ..................   $       5,663    $       1,824   $       7,487
Corporate overhead ........................                                           (1,818)
Interest expense, net .....................                                           (5,928)
Other expense .............................                                             (598)
                                                                               -------------
Loss from continuing operations before
  taxes....................................                                    $        (857)
                                                                               =============

Total assets ..............................   $     179,399    $     162,190   $     341,589
                                              =============    =============   =============

7.   SUBSEQUENT EVENT:

      On April 19, 2000, the Company entered into a letter of intent to form a new subsidiary in Mexico with Copamex, S.A. de C.V. ("Copamex"), the second largest consumer paper products company in Mexico. The new subsidiary will be owned 50.1% by the Company and the remaining 49.9% by Copamex. The Company will contribute its current Mexican operations to the new subsidiary. The Company is also selling to Copamex a license to use certain patents in Mexico as part of the proposed transaction. Under the proposed transaction, Drypers will manage existing Mexican manufacturing operations while Copamex will manage sales and distribution throughout Mexico. This transaction is expected to close in May 2000 and should generate in excess of $13.0 million in cash before taxes to the Company. The transaction is subject to, among other things, completion of financial and legal due diligence, the execution and delivery of a definitive agreement and other documentation, and the receipt of necessary bank, board of director and governmental approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of our results of operations and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report.

FORWARD-LOOKING STATEMENTS

   The discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider to be reasonable. The following are the primary factors that have a direct bearing on our results of operations and financial condition:

   o timing of new distribution,
   o international operations and the effect of recessionary economies,
   o currency fluctuations,
   o currency devaluation,
   o currency restriction,
   o leverage and debt service,
   o competitive industry,
   o excess capacity over demand,
   o price changes by competitors,
   o dependence on key products and acceptance of product innovation,
   o cost of certain raw materials,
   o intellectual property risks,
   o technological change, and
   o covenant limitations.

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

   We are the sixth largest diaper producer in the world. Since 1993, we have significantly expanded our international presence, competing in the lower-priced branded and private label categories. Through a series of start-ups and acquisitions, we currently produce diapers in Puerto Rico, Argentina, Mexico, Brazil, Malaysia and Colombia. We were selected by Wal-Mart International to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and Puerto Rico, and we also supply DRYPERS branded products to Wal-Mart stores in these markets. In 1998, we gained distribution in the Wal-Mart stores in China, Canada and Germany. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the negative impact caused by the financial crisis on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations back to profitability. We intend to continue to expand our operations in Mexico, Malaysia, Europe and Colombia and are actively seeking further expansion opportunities through acquisitions, joint ventures or other arrangements worldwide.

   Although our Brazilian operations have seen increased unit volume, the market has been resistant to price increases to customers in 1999 due to the decline of the Brazilian real. We were able to implement small price increases in 1999; however, a substantial portion of our raw material costs are in U.S. dollars and the price increases could not completely offset the increased costs. Additionally, the country of Argentina lost a significant portion of its export capacity when the Brazilian real devalued, exaggerating the recession in that country. These factors combined to negatively impact our earnings for 1999 by approximately $9.0 million or $0.51 per diluted share. Our Brazilian operations are showing signs of improvement in 2000 and we have taken steps to reduce our Argentine operations to a one diaper line facility as compared to a four diaper line facility before the August 1998 fire in that facility. We have deployed this manufacturing capacity to our more profitable markets.

   Our domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth our domestic and international net sales for the three months ended March 31, 1999 and 2000.

                                         THREE MONTHS ENDED
                                             MARCH 31
                                   -----------------------------
                                      1999              2000
                                   -----------      ------------
                                        (DOLLARS IN MILLIONS)

          Domestic..............   $51.8  61.5%     $64.9   65.2%
          International.........    32.3  38.5       34.6   34.8
                                   -----  ----      -----   ----
             Total net sales....   $84.1 100.0%     $99.5  100.0%
                                   ===== =====      =====  =====

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

RESULTS OF OPERATIONS

   The following table sets forth the specified components of income and expense expressed as a percentage of net sales for the three months ended March 31, 1999 and 2000.

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     -------------------------
                                                        1999           2000
                                                     ----------     ----------
Net sales ........................................        100.0%         100.0%
Cost of goods sold ...............................         64.1           60.8
                                                     ----------     ----------
Gross profit .....................................         35.9           39.2
Selling, general and administrative expenses .....         34.2           33.5
                                                     ----------     ----------
Operating income .................................          1.7            5.7
Interest expense, net ............................          5.1            6.0
Other expense (income) ...........................         (0.3)           0.6
                                                     ----------     ----------
Loss from continuing operations before income tax
  benefit ........................................         (3.1)          (0.9)
Income tax benefit ...............................         (0.8)           0.0
                                                     ----------     ----------
Loss from continuing operations ..................         (2.3)          (0.9)
Discontinued operations ..........................          0.6            0.0
                                                     ----------     ----------
Net loss .........................................         (1.7)%         (0.9)%
                                                     ==========     ==========

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

NET SALES

     Net sales increased 15.4% to $99.5 million for the three months ended March 31, 2000 from $84.1 million for the three months ended March 31, 1999. Domestic sales increased 25.5% to $64.9 million for the three months ended March 31, 2000 from $51.8 million for 1999. Despite a highly competitive promotional environment during the first quarter of 2000, we achieved record sales levels in both our branded and private label business. We recognized further gains in our U.S. grocery distribution with our DRYPERS brand, and by comparison to the same period last year, this quarter reflected the full effect of our national distribution with Kmart. Additionally, our private label sales tripled as compared to last year's first quarter, due to the shipment of orders that we had been anticipating from our larger, national customers, Kroger and Wal-Mart. Net sales in the international sector grew 7.0% to $34.6 million for the three months ended March 31, 2000 from $32.3 million in the prior comparable period, reflecting strong growth in both Malaysia and Mexico of over 46% and 38%, respectively, compared with last year's first quarter. Our operations continued to be impacted by the economic pressures in Brazil and Argentina, but even though net sales in these countries decreased on a year over year comparison, we saw strong improvement in net sales during the first quarter as compared to the fourth quarter of 1999. The Brazilian real has seen some improvement during the first quarter of 2000; however, it is still well below 1998 levels. Strong market share competition in that country has kept price increases to a minimum. However, through management of product and customer mix, we have been successful in realizing higher prices overall. Additionally, operations in Argentina have been supported by one production line for almost the entire first quarter of 2000, bringing costs more in line with demand.

COST OF GOODS SOLD

   Cost of goods sold decreased as a percentage of net sales to 60.8% for the three months ended March 31, 2000 compared to 64.1% for the three months ended March 31, 1999. Gross profits increased in all of our major international markets, primarily due to positive changes in sales mix in Malaysia and Mexico, an improved Brazilian real exchange rate and the reallocation of production capacity out of Argentina to more profitable areas of the company. Internationally, gross profits increased 7.4 percentage points over the first quarter of 1999.

   Domestic gross margins slightly declined in comparison to last year's gross margin due to two offsetting factors. First, our manufacturing efficiencies improved over last year, which increased branded product gross margins by almost three percentage points despite higher raw material prices. Second, our sales mix was more heavily weighted toward private label as compared to last year, bringing overall domestic gross margins down. Private label products have a lower gross margin, but also lower selling costs than branded products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased as a percentage of net sales to 33.5% for the three months ended March 31, 2000 compared to 34.2% for the three months ended March 31, 1999. This decrease is a result of the substantial decrease in promotional spending domestically being offset by an increase internationally. The domestic decrease is the result of a change in our branded/private label sales mix and decreased promotional spending on our branded products. The increase internationally is due mainly to Malaysia's efforts to profitably build business to utilize the additional capacity brought into that region from Argentina.

OPERATING INCOME

   As a result of the above factors, operating income increased $4.2 million to $5.7 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. Operating income as a percentage of net sales was 5.7% for the three months ended March 31, 2000 versus 1.7% for the three months ended March 31, 1999.

INTEREST EXPENSE, NET

   Interest expense, net increased to $5.9 million for the three months ended March 31, 2000 as compared to $4.3 million for the three months ended March 31, 1999. The increase was primarily due to increased borrowing levels under our revolving credit facility, additional term debt and increased interest rates.

OTHER EXPENSE (INCOME)

   For the three months ended March 31, 2000, other expense of approximately $598,000 primarily related to premiums and losses incurred on forward exchange contracts we have entered into to hedge our foreign currency exposure in Argentina and Brazil. As a result of the August 1998 fire at our manufacturing facility in Argentina, for the three months ended March 31, 1999, we had recorded approximately $229,000 in other income primarily related to lost profits recoverable under our business interruption policy for the months of January 1999 through March 1999. This insurance claim was settled in December 1999.

INCOME TAXES

   We recorded a minimal tax benefit related to foreign taxes for the three months ended March 31, 2000, compared to a benefit of $0.7 million for the three months ended March 31, 1999. The decrease is primarily due to the tax implications of net losses in Argentina and Brazil in addition to continued management focus on international tax planning strategies during 2000.

DISCONTINUED OPERATIONS

   During the first quarter of 1999, we recorded a $467,000 reduction in the estimated loss on disposition of our laundry detergent business, which is reflected as income from discontinued operations in the accompanying unaudited consolidated statement of earnings.

LIQUIDITY AND CAPITAL RESOURCES

   Our liquidity requirements include, but are not limited to, the following items:

   o payment of principal and interest on debt;
   o the funding of working capital needs, primarily inventory, accounts receivable and advertising and promotional expenses;
   o the funding of capital investments in machinery, equipment and computer systems;
   o the funding of acquisitions and

   o patent license payments.

   Historically, we have financed our debt service, working capital, capital expenditure and acquisition requirements through a combination of internally generated cash flow, borrowings under revolving credit facilities and other sources and proceeds from private and public offerings of debt and equity securities.

   Our operations generated $2.4 million of cash for the three months ended March 31, 2000, including the favorable impact of a $2.9 million net change in the insurance receivable related to the Argentina fire in August 1998. The net $0.5 million of cash used by operations during the three months ended March 31, 2000 was due to increases in accounts receivable and prepaid expenses primarily related to the increased sales volume toward the end of the first quarter and increased promotional and other prepaid expenses internationally, offset by a reduction in inventory levels to more evenly match the sales generated by the new Wal-Mart business. Our operations used $2.3 million of cash for the three months ended March 31, 1999, including the favorable effect of a $2.1million net change in the insurance receivable related to the Argentina fire. The use of cash during the three months ended March 31, 1999 primarily reflected increased promotional and other prepaid expenses primarily related to the startup of our new Colombian manufacturing operations, as well as our worldwide operations.

   Capital expenditures were $5.3 million for the three months ended March 31, 2000 and $6.6 million for the three months ended March 31, 1999. Planned capital expenditures for 2000 are approximately $8.0 million. Our capital expenditures in 2000 are front-loaded toward the beginning of the year due to the ramp-up of new machines in Malaysia and in the U.S. in the first part of the year. Approximately $2.4 million of the capital expenditures made in the first quarter of 1999 related to restoration of our Argentina operations damaged by fire in August 1998. We financed these capital expenditures in 1999 and 2000 through borrowings under our revolving credit facility and equipment term loans.

   Our estimated cash requirements during 2000 are primarily the funding of working capital needs, payment of debt service and planned capital expenditures of approximately $8.0 million. The planned capital expenditures in 2000 primarily relate to expansion of capacity and modifications to existing equipment to enable the company to make future product enhancements. We have brought two new high speed manufacturing lines into the United States in the first quarter of 2000. These are being financed through operating leases. We have also moved an additional high speed diaper line to the United States from our Argentina operation to assist in meeting the increased demand from our North American operations.

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

   Working capital was $25.3 million as of March 31, 2000, compared to $28.7 million as of December 31, 1999. Current assets increased from $135.2 million as of December 31, 1999 to $141.9 million as of March 31, 2000, and current liabilities increased from $106.5 million as of December 31, 1999 to $116.5 million as of March 31, 2000. Total debt increased from $215.3 million at December 31, 1999 to $219.8 million as of March 31, 2000.

   On December 13, 1999, we entered into a new three-year $77.0 million financing facility to replace the $50.0 million revolving credit facility. The new facility consists of an asset-based revolver of up to $30.0 million, equipment term loans and lease financing of up to $20.0 million provided by a financial institution, and a $27.0 million term loan provided by two additional lenders. The revolving credit facility permits us to borrow under a borrowing base formula equal to the sum of 75% of eligible accounts receivable, as defined, 60% of eligible finished goods inventory, as defined, and 35% of eligible raw material inventory, as defined, subject to additional limitations on incurring debt. The new financing facility is secured by substantially all of our assets and requires us, among other things, to maintain a minimum consolidated fixed charge coverage ratio, as defined, a minimum consolidated interest coverage ratio, as defined, and a minimum consolidated EBITDA level, as defined. The revolving credit facility bears interest at prime plus 1/2% or LIBOR plus 3% and the equipment term loans bear interest at prime plus 3/4% or LIBOR plus 3 1/4%, subject to adjustment based on our quarterly EBITDA levels, beginning June 30, 2000. The $27.0 million term loan bears interest at 12 1/2% and has an annual maintenance fee of 2% on the outstanding principal amount. Borrowing availability under the revolving credit facility was approximately $3.8 million at March 31, 2000. As of May 11, 2000, our borrowing base under the new financing facility allows us to borrow up to an additional $7.2 million.

      On April 19, 2000, we entered into a letter of intent to form a new subsidiary in Mexico with Copamex, S.A. de C.V. ("Copamex"), the second largest consumer paper products company in Mexico. The new subsidiary will be owned 50.1% by the Company and the remaining 49.9% by Copamex. We will contribute our current Mexican operations to the new subsidiary. We are also selling to Copamex a license to use certain patents in Mexico as part of the proposed transaction. Under the proposed transaction, Drypers will manage existing Mexican manufacturing operations while Copamex will manage sales and distribution throughout Mexico. This transaction is expected to close in May 2000 and should generate in excess of $13.0 million in cash before taxes to Drypers. The transaction is subject to, among other things, completion of financial and legal due diligence, the execution and delivery of a definitive agreement and other documentation, and the receipt of necessary bank, board of director and governmental approvals.

   Additionally, we have several other transactions currently in process which should generate additional liquidity. Our Malaysian subsidiary is expected to generate an additional $1.3 million of availability from various equipment term loans and trade financing facilities and our Brazilian operations are securing a $0.7 million export financing line. Both of these international financing facilities are in the documentation process and the Malaysian and Brazilian facilities will be denominated in the local currencies, thus serving as a self-hedge. Additionally, we have obtained the support of our major vendors through extended terms on accounts payable. Finally, we continue to pursue reducing our inventory and accounts receivable levels required for the business as well as operating lease financing for our major capital projects.

   Management believes that future cash flow from operations, together with cash on hand, available borrowings under our credit facility, borrowings under foreign credit facilities and potential operating lease financing arrangements will be adequate to meet our anticipated cash requirements for 2000, including working capital, capital expenditures, debt service and acquisitions.

MARKET RISK

   Drypers is exposed to market risk, including changes in interest rates, currency exchange rates and raw materials prices. We utilize derivative financial instruments as hedges to manage a portion of the exposure to fluctuations in exchange rates for inventory purchases denominated in U.S. dollars and pulp costs. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses are deferred and included in the basis of the inventory hedged. Drypers does not hold or issue derivative financial instruments for trading purposes.

INTEREST RATE RISK

   Our exposure to market risk for changes in interest rates relates primarily to variable rate borrowings outstanding under the restructured revolving credit facility and equipment term loans discussed above. At March 31, 2000, we had $37.7 million outstanding under these facilities. An increase in interest rates of 1% would reduce annual net income by approximately $0.4 million. Our remaining debt obligations as of March 31, 2000 were primarily $145.0 million of senior notes, which carry a fixed interest rate of 10 1/4%, and a $27.0 million term loan, with a fixed interest rate of 12 1/2%, and therefore have no earnings exposure for changes in interest rates.

CURRENCY RISK

   In August 1999, we entered into forward exchange contracts to hedge certain U.S. dollar denominated inventory purchases for our Argentine subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and at March 31, 2000 the remaining notional contract amount was $3.3 million with an average forward rate of $1.09. Deferred losses during the three months ended March 31, 2000 were not material. In January 2000, we entered into forward contracts to hedge certain U.S. dollar denominated inventory purchases for our Brazilian subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and have a remaining amount of $7.2 million with an average forward rate of $1.92. Deferred losses during the three months ended March 31, 2000 were not material.

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

PART II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

CAUTIONARY STATEMENTS:

   FROM TIME TO TIME, WE MAY MAKE CERTAIN STATEMENTS THAT CONTAIN "FORWARD-LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE BY MANAGEMENT ORALLY OR IN WRITING, SUCH AS IN PRESS RELEASES, AS PART OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND AS PART OF OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934.

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

   Among the factors that have a direct bearing on our results of operations and financial condition are the following factors:

   LEVERAGE AND DEBT SERVICE. We are highly leveraged. Our ability to meet our debt service obligations and to reduce our total debt will depend on our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which we do not control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may need to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such financing could be obtained on terms acceptable to us, if at all. We do, however, believe that we will be able to meet our anticipated cash requirements for 2000, including working capital, capital expenditures, debt service, and acquisitions.

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

(a) EXHIBITS - Reference is made to the Exhibit Index on Page 21 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DRYPERS CORPORATION

Date: MAY 15, 2000                             By: /S/ JONATHAN P. FOSTER
      ------------                                 ----------------------
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer)
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION

27    Financial Data Schedule