Form 10-Q
period 2000-06-30
DRYPERS CORP
filed 2000-08-15
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            (CLASS)                      (OUTSTANDING AT AUGUST 5, 2000)
            -------                      -------------------------------
  Common Stock, $.001 Par Value                    17,774,971

PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

Consolidated Balance Sheets -- December 31, 1999 and June 30, 2000.

Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 1999 and 2000.

Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000.

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000.

Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            DECEMBER 31,            JUNE 30,
                                 ASSETS                                                         1999                  2000
                                                                                         ------------------    ------------------
                                                                                             (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents ..................................................... $            4,048    $            2,521
         Accounts receivable, net of allowance for doubtful accounts of $3,422 and
           $4,280, respectively ........................................................             65,771                63,143
         Inventories ...................................................................             39,728                37,959
         Prepaid expenses and other ....................................................             25,690                38,831
                                                                                         ------------------    ------------------
                Total current assets ...................................................            135,237               142,454
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $28,680
     and $33,532, respectively .........................................................            101,952                98,636
INTANGIBLE AND OTHER ASSETS, net of amortization of $22,630 and
     $25,343, respectively .............................................................            100,491                95,775
                                                                                         ------------------    ------------------
                                                                                         $          337,680    $          336,865
                                                                                         ==================    ==================
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Short-term borrowings ......................................................... $           31,385    $           32,460
         Current portion of long-term debt .............................................              3,035                 3,399
         Accounts payable ..............................................................             53,436                56,829
         Accrued liabilities ...........................................................             18,686                18,035
                                                                                         ------------------    ------------------
                Total current liabilities ..............................................            106,542               110,723
LONG-TERM DEBT .........................................................................             34,984                36,603
SENIOR TERM NOTES ......................................................................            145,888               145,834
OTHER LONG-TERM LIABILITIES ............................................................             10,350                12,012
                                                                                         ------------------    ------------------
                                                                                                    297,764               305,172
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value, 30,000,000 shares authorized, 17,749,368 and
           17,767,471 shares issued and outstanding, respectively ......................                 18                    18
         Additional paid-in capital ....................................................             75,337                75,371
         Warrants ......................................................................              1,879                 1,879
         Retained deficit ..............................................................            (35,375)              (36,384)
         Foreign currency translation adjustments ......................................             (1,943)               (9,191)
                                                                                         ------------------    ------------------
                Total stockholders' equity .............................................             39,916                31,693
                                                                                         ------------------    ------------------
                                                                                         $          337,680    $          336,865
                                                                                         ==================    ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30
                                                                    -----------------------------     -----------------------------
                                                                        1999             2000            1999              2000
                                                                    ------------     ------------     ------------     ------------
                                                                                               (UNAUDITED)
NET SALES ......................................................    $     91,536     $     89,708     $    175,618     $    189,248
COST OF GOODS SOLD .............................................          59,195           54,209          113,068          114,713
                                                                    ------------     ------------     ------------     ------------

           Gross profit ........................................          32,341           35,499           62,550           74,535

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES ...................................................          31,147           29,897           59,884           63,264
                                                                    ------------     ------------     ------------     ------------

           Operating income ....................................           1,194            5,602            2,666           11,271

INTEREST EXPENSE, net ..........................................           5,318            5,733            9,627           11,661

OTHER EXPENSE (INCOME) .........................................          (1,452)             417           (1,681)           1,015
                                                                    ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAX BENEFIT .................................          (2,672)            (548)          (5,280)          (1,405)

INCOME TAX BENEFIT .............................................             529              388            1,239              396
                                                                    ------------     ------------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS ................................          (2,143)            (160)          (4,041)          (1,009)

DISCONTINUED OPERATIONS:
           Change in estimate of loss on
               disposal of detergent business ..................            --               --               (467)            --
                                                                    ------------     ------------     ------------     ------------

NET LOSS .......................................................    $     (2,143)            (160)    $     (3,574)    $     (1,009)
                                                                    ============     ============     ============     ============

INCOME (LOSS) PER COMMON SHARE:
      Basic earnings (loss) per share:
           Continuing operations ...............................    $      (0.12)    $      (0.01)    $      (0.23)    $      (0.06)
           Discontinued operations .............................            --               --               0.03             --
                                                                    ------------     ------------     ------------     ------------
           Net loss ............................................    $      (0.12)    $      (0.01)    $      (0.20)    $      (0.06)
                                                                    ============     ============     ============     ============

      Diluted earnings (loss) per share:
           Continuing operations ...............................    $      (0.12)    $      (0.01)    $      (0.23)    $      (0.06)
           Discontinued operations .............................            --               --               0.03             --
                                                                    ------------     ------------     ------------     ------------
           Net loss ............................................    $      (0.12)    $      (0.01)    $      (0.20)    $      (0.06)
                                                                    ============     ============     ============     ============

AVERAGE COMMON SHARES OUTSTANDING ..............................      17,727,962       17,761,229       17,721,100       17,757,623
                                                                    ============     ============     ============     ============

AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING .........      17,727,962       17,761,229       17,721,100       17,757,623
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                          FOREIGN
                                          COMMON SHARES                    ADDITIONAL                                     CURRENCY
                                           ISSUED AND        COMMON         PAID-IN                      RETAINED       TRANSLATION
                                           OUTSTANDING       STOCK          CAPITAL       WARRANTS       DEFICIT        ADJUSTMENTS
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1999 .............     17,749,368   $         18   $     75,337   $      1,879   $    (35,375)   $     (1,943)

  Effect of stock purchase
      plans (unaudited) ................         18,103           --               34           --             --              --
  Net loss (unaudited) .................           --             --             --             --           (1,009)           --
  Translation adjustments
      (unaudited) ......................           --             --             --             --             --            (7,248)
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, June 30, 2000
      (unaudited) ......................     17,767,471   $         18   $     75,371   $      1,879   $    (36,384)   $     (9,191)
                                           ============   ============   ============   ============   ============    ============

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30
                                                                                                 ----------------------------------
                                                                                                      1999                2000
                                                                                                 ---------------    ---------------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................................... $        (3,574)   $        (1,009)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities
      Discontinued operations ..................................................................            (467)              --
      Depreciation and amortization ............................................................           6,808              7,745
      Changes in operating assets and liabilities --
        (Increase) decrease in --
           Accounts receivable .................................................................          (7,158)            (2,272)
           Inventories .........................................................................            (298)             1,269
           Prepaid expenses and other ..........................................................          (8,954)            (8,542)
           Insurance receivable resulting from Argentina fire ..................................           3,691              2,900
        Increase (decrease) in --
           Accounts payable ....................................................................           8,930              2,393
           Accrued and other liabilities .......................................................          (1,758)              (894)
      Change in other long-term liabilities ....................................................             157               (336)
                                                                                                 ---------------    ---------------
      Net cash provided by (used in) operating activities ......................................          (2,623)             1,254
                                                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..........................................................         (11,300)            (9,375)
   Deposit on sale of net assets of Mexican operations .........................................            --                7,707
   Final settlement to former shareholders of PrimoSoft ........................................            --               (2,464)
   Proceeds from sale and leaseback of Mexico facility .........................................           4,295               --
   Investment in other noncurrent assets .......................................................          (5,999)            (1,588)
                                                                                                 ---------------    ---------------
      Net cash used in investing activities ....................................................         (13,004)            (5,720)
                                                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolver ...................................................................          16,563             99,073
   Payments on revolvers .......................................................................          (5,450)           (97,998)
   Borrowings under (payments on) other debt ...................................................            (275)             1,983
   Financing related costs .....................................................................            (106)              (153)
   Proceeds from exercise of stock options and warrants ........................................              59                 34
                                                                                                 ---------------    ---------------
      Net cash provided by financing activities ................................................          10,791              2,939
                                                                                                 ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................................          (4,836)            (1,527)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................................          12,309              4,048
                                                                                                 ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................................... $         7,473    $         2,521
                                                                                                 ===============    ===============

SUPPLEMENTAL DATA:
   Cash paid during the period for:
      Interest ................................................................................. $         7,780    $        11,210
      Income taxes ............................................................................. $           496    $           593
   Non-cash transactions:
      Contribution of land and building by
           Colombian joint venture partner ..................................................... $         1,750    $          --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements included herein have been prepared by Drypers Corporation (the "Company"), without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1999 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and the six months ended June 30, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2000.

   The unaudited consolidated financial information as of and for the three month and six month periods ended June 30, 1999 and 2000, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply to SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not quantified the effect that SFAS No. 133 and SFAS No. 138 will have on the Company's financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of SFAS No. 133. Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and SFAS No. 138 as of January 1, 2001 and is currently evaluating the impact of such adoption on the Company's consolidated financial statements.

   The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment. From time to time, the Company enters into bill and hold sale transactions, for the convenience of the customer for which title and risk has already been passed to the customer. During the three months and six months ended June 30, 2000, the Company entered into barter transactions in order to gain access to certain distribution channels. The Company recognized revenue and expense related to these transactions of $3,645,000 and $1,802,000, respectively, for both the three month and six month periods ended June 30, 2000.

2.   EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                       JUNE 30                                 JUNE 30
                                                           --------------------------------        --------------------------------
                                                               1999                2000                1999                2000
                                                           ------------        ------------        ------------        ------------
                                                                                          (UNAUDITED)
BASIC EARNINGS PER SHARE:
Loss from continuing operations ....................       $     (2,143)       $       (160)       $     (4,041)       $     (1,009)
Discontinued operations ............................               --                  --                   467                --
                                                           ------------        ------------        ------------        ------------
Net loss ...........................................       $     (2,143)       $       (160)       $     (3,574)       $     (1,009)
                                                           ============        ============        ============        ============
Weighted average number of common shares
      Outstanding ..................................         17,727,962          17,761,229          17,721,100          17,757,623
                                                           ============        ============        ============        ============

Loss from continuing operations ....................       $      (0.12)       $      (0.01)       $      (0.23)       $      (0.06)
Discontinued operations ............................               --                  --                  0.03                --
                                                           ------------        ------------        ------------        ------------
Net loss ...........................................       $      (0.12)       $      (0.01)       $      (0.20)       $      (0.06)
                                                           ============        ============        ============        ============

DILUTED EARNINGS PER SHARE:
Loss from continuing operations ....................       $     (2,143)       $       (160)       $     (4,041)       $     (1,009)
Discontinued operations ............................               --                  --                   467                --
                                                           ------------        ------------        ------------        ------------
Net loss ...........................................       $     (2,143)       $       (160)       $     (3,574)       $     (1,009)
                                                           ============        ============        ============        ============
Weighted average number of common shares
      Outstanding ..................................         17,727,962          17,761,229          17,721,100          17,757,623
Dilutive effect - options and warrants .............               --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

                                                             17,727,962          17,761,229          17,721,100          17,757,623
                                                           ============        ============        ============        ============

Loss from continuing operations ....................       $      (0.12)       $      (0.01)       $      (0.23)       $      (0.06)
Discontinued operations ............................               --                  --                  0.03                --
                                                           ------------        ------------        ------------        ------------
Net loss ...........................................       $      (0.12)       $      (0.01)       $      (0.20)       $      (0.06)
                                                           ============        ============        ============        ============

   Common shares issuable upon the exercise of options and warrants that were excluded from the diluted earnings per share calculations because their effect was antidilutive to the calculations totaled 3,562,626 and 4,373,674 for the three months ended June 30, 1999 and 2000, respectively, and 3,562,626 and 4,359,878 for the six months ended June 30, 1999 and 2000, respectively.

3.    COMPREHENSIVE LOSS

   Comprehensive loss, which encompasses net loss and currency translation adjustments, is as follows (in thousands):

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30                               JUNE 30
                                                           ----------------------------------    ----------------------------------
                                                                 1999               2000              1999                2000
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                          (UNAUDITED)
Net loss ...............................................   $        (2,143)   $          (160)   $        (3,574)   $        (1,009)
Currency translation adjustments .......................                (8)            (1,628)               (30)            (7,248)
                                                           ---------------    ---------------    ---------------    ---------------
Comprehensive loss .....................................   $        (2,151)   $        (1,788)   $        (3,604)   $        (8,257)
                                                           ===============    ===============    ===============    ===============

4.   INVENTORIES

   Inventories consisted of the following (in thousands):


                                     DECEMBER 31,     JUNE 30,
                                         1999           2000
                                      ----------     ----------
   Raw Materials ..................   $   14,778     $   14,568
   Finished Goods .................       24,950         23,390
                                      ----------     ----------
                                      $   39,728     $   37,959
                                      ==========     ==========

   Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

5.   DEBT

SHORT-TERM BORROWINGS

   As of December 31, 1999 and June 30, 2000, the Company had borrowings outstanding of $24,966,000 and $26,679,000, respectively, under revolving credit facilities.

   On December 13, 1999, the Company entered into a new three-year $77,000,000 financing facility to replace its $50,000,000 revolving credit facility. The new facility consists of an asset-based revolver of up to $30,000,000, equipment term loans and lease financing of up to $20,000,000 provided by a financial institution and a $27,000,000 term loan provided by two additional lenders. The revolving credit facility permits the Company to borrow under a borrowing base formula equal to the sum of 75% of eligible accounts receivable, as defined, 60% of eligible finished goods inventory, as defined, and 35% of eligible raw material inventory, as defined, subject to additional limitations on incurring debt. The new financing facility is secured by substantially all of the Company's assets and requires the Company, among other things, to maintain a minimum consolidated fixed charge coverage ratio, as defined, a minimum consolidated interest coverage ratio, as defined, and a minimum consolidated EBITDA level, as defined. The revolving credit facility bears interest at prime plus 1/2% or LIBOR plus 3% and the equipment term loans bear interest at prime plus 3/4% or LIBOR plus 3 1/4%, subject to adjustment based on the Company's quarterly EBITDA levels, beginning June 30, 2000. The $27,000,000 term loan bears interest at 12 1/2% and has an annual maintenance fee of 2% of the outstanding principal amount due on each of December 13, 2000, 2001 and 2002. The Company was in compliance with the terms of the credit facility as of June 30, 2000. Borrowing availability under the revolving credit facility was approximately $562,000 at June 30, 2000.

   The Company has issued letters of credit for approximately $1,516,000 in connection with leases for a diaper production line and various computer hardware and software. This amount reduces the borrowing availability under the Company's revolving credit facility.

   Short-term borrowings for the international operations as of December 31, 1999 and June 30, 2000 were $6,419,000 and $5,781,000, respectively, and consisted of working capital and trade financing facilities.

LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                                                            DECEMBER 31,       JUNE 30,
                                                                                               1999              2000
                                                                                          ----------------    ----------
         Note payable, due 2001, interest at 8.4%, partially secured by land and
             buildings..................................................................    $      1,511      $    1,413
         Term loans due 2002, interest at LIBOR plus 3.25%, secured by machinery and
             equipment .................................................................           7,122           9,803
         Term loan due 2002, interest at 12.5%, secured by second lien on substantially
             all of the Company's assets................................................          27,000          26,750
         Various other notes payable....................................................           2,386           2,036
                                                                                            ------------      ----------
                                                                                                  38,019          40,002
               Less: current maturities.................................................          (3,035)         (3,399)
                                                                                            ------------      ----------
                                                                                            $     34,984      $   36,603
                                                                                            ============      ==========

SENIOR TERM NOTES

   Long-term debt under senior term notes consisted of the following (in thousands):

                                                                                         DECEMBER 31,          JUNE 30,
                                                                                             1999                2000
                                                                                         ------------        ------------
                  10 1/4% Senior Notes, interest due semiannually on June 15 and
                     December 15, principal due June 15, 2007, including
                     unamortized bond premium of $888 and $834, respectively.......      $    145,888        $    145,834
                                                                                         ============        ============

   The indenture governing the 10 1/4% Senior Notes contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets. The indenture also contains provisions for acceleration of payment of principal upon a change of control, as defined. The Company was in compliance with the terms of the indenture as of June 30, 2000.

6.  MALAYSIA ACQUISITION SETTLEMENT:

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

   In the agreement with the PrimoSoft sellers, the Company guaranteed the value of the shares of its Common Stock issued to them at $7.00 per share. Because the market price of the Company's Common Stock dropped in the year during which the PrimoSoft sellers were required to hold the shares under federal securities laws, the Company was required to make up the difference between the market price and the guaranteed price. This final settlement payment was made in May 2000 with a cash payment of approximately $2.5 million. This transaction was accounted for as a reduction in the Company's investment in its Malaysian operations.

7.   SEGMENT INFORMATION:

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

   Information as to the operations and total assets of the Company's reportable segments is as follows (in thousands):

                                                                                 DOMESTIC         INTERNATIONAL          TOTAL
                                                                              ---------------    ---------------    ---------------
THREE MONTHS ENDED JUNE 30, 1999
Net sales .................................................................   $        56,214    $        35,322    $        91,536
Intersegment sales ........................................................   $         1,712    $         1,871    $         3,583
Operating income (loss) before management fees and corporate
      overhead ............................................................   $         3,257    $        (1,641)   $         1,616
Corporate overhead ........................................................                69               (491)              (422)
Interest expense, net .....................................................              --                 --               (5,318)
Other income ..............................................................              --                 --                1,452
                                                                                                                    ---------------
Loss from continuing operations before tax benefit ........................                                         $        (2,672)
                                                                                                                    ===============

SIX MONTHS ENDED JUNE 30, 1999
Net sales .................................................................   $       107,951    $        67,667    $       175,618
Intersegment sales ........................................................   $         2,120    $         3,464    $         5,584
Operating income (loss) before management fees and corporate
      overhead ............................................................   $         6,825    $        (2,991)   $         3,834
Corporate overhead ........................................................            (2,597)             1,429             (1,168)
Interest expense, net .....................................................              --                 --               (9,627)
Other income ..............................................................              --                 --                1,681
                                                                                                                    ---------------
Loss from continuing operations before tax benefit ........................                                         $        (5,280)
                                                                                                                    ===============

Total assets ..............................................................   $       159,353    $       159,052    $       318,405
                                                                              ===============    ===============    ===============

                                                                                 DOMESTIC         INTERNATIONAL          TOTAL
                                                                              ---------------    ---------------    ---------------

THREE MONTHS ENDED JUNE 30, 2000
Net sales .................................................................   $        61,535    $        28,173    $        89,708
Intersegment sales ........................................................   $           290    $          --      $           290
Operating income (loss) before management fees and corporate
      overhead ............................................................   $         8,642    $          (869)   $         7,773
Corporate overhead ........................................................            (1,874)              (297)            (2,171)
Interest expense, net .....................................................              --                 --               (5,733)
Other expense .............................................................              --                 --                 (417)
                                                                                                                    ---------------
Loss from continuing operations before tax benefit ........................                                         $          (548)
                                                                                                                    ===============

SIX MONTHS ENDED JUNE 30, 2000
Net sales .................................................................   $       126,473    $        62,775    $       189,248
Intersegment sales ........................................................   $           290    $          --      $           290
Operating income before management fees and
      Corporate overhead ..................................................   $        14,305    $           955    $        15,260
Corporate overhead ........................................................            (3,562)              (427)            (3,989)
Interest expense, net .....................................................              --                 --              (11,661)
Other expense .............................................................              --                 --               (1,015)
                                                                                                                    ---------------
Loss from continuing operations before tax benefit ........................                                         $        (1,405)
                                                                                                                    ===============
Total assets ..............................................................   $       171,650    $       165,215    $       336,865
                                                                              ===============    ===============    ===============

8.  SALE OF MEXICAN OPERATIONS:

      On June 1, 2000, the Company signed definitive agreements entering into certain transactions with an affiliate of Copamex, S.A. de C.V. ("Copamex") which will provide for the sale of substantially all of its Mexican operations to Copamex, the second largest consumer paper products company in Mexico. Under the terms of the agreements, the Company is also licensing to Copamex the right to use certain patents in Mexico and will continue to provide technical support to Copamex. The Company will ultimately receive approximately $27.0 million as a result of these transactions, which are scheduled to close on or before August 31, 2000, at which time legal title of all assets will transfer to Copamex. The net assets of the Company's Mexican operations , as defined in the agreement, were approximately $18.0 million as of June 30, 2000. The Mexican operations have been included in the Company's consolidated financial statements as of and for the periods ended June 30, 2000 because legal title to the assets resides with the Company until August 31, 2000. The Company does not expect the gain from these transactions to be significant.

      To date, the Company has received approximately $13.1 million in proceeds from these transactions as follows: $3.0 million for the sale of the license to Copamex, $2.0 million as technical support reimbursements and the remainder as a deposit towards the net assets of the Company's Mexican operations.

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

FORWARD-LOOKING STATEMENTS

   The discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider to be reasonable. The following are the primary factors that have a direct bearing on our results of operations and financial condition:

   o     Capacity allocation and utilization,
   o     timing of new distribution,
   o     successful turnaround of certain international operations,
   o     ability to expand growth in the United States,
   o     leverage and debt service,
   o     covenant limitations,
   o     competitive industry,
   o     price changes by competitors,
   o     international operations and the effect of recessionary economies,
   o     currency fluctuations,
   o     currency devaluation,
   o     currency restrictions,
   o     leverage and debt service,
   o     intellectual property risks,
   o     dependence on key products and acceptance of product innovation,
   o     cost of certain raw materials, and
   o     technological changes.

   See "Item 5.  Other Information" for further discussion of these factors.


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

   On the branded side of the business, we target the value segment of the U.S. diaper market by offering products with features and quality comparable to the premium-priced national brands at generally lower prices. Our products are positioned to provide enhanced profitability for retailers and better value to consumers. We continually seek to expand our extensive grocery store sales and distribution network, while increasing our penetration of the mass merchant and drugstore chain markets, in order to capture a greater share of the U.S. diaper market. In September 1999, we expanded our worldwide relationship with Wal-Mart to include production of private label diapers in the United States. During the second quarter of 2000, we began limited distribution of our Drypers brand diapers throughout the Wal-Mart Supercenters in the United States.

   We are the sixth largest diaper producer in the world. Since 1993, we have significantly expanded our international presence, competing in the lower-priced branded and private label categories. Through a series of start-ups and acquisitions, we currently produce diapers in Puerto Rico, Argentina, Mexico, Brazil, Malaysia and Colombia. We were selected by Wal-Mart International to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and Puerto Rico, and we also supply DRYPERS branded products to Wal-Mart stores in these markets. In 1998, we gained distribution in the Wal-Mart stores in China, Canada and Germany. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the negative impact caused by the financial crisis on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations to profitability. During the second quarter of 2000, we entered into agreements to sell all of our Mexican operations to Copamex, S.A. de C.V. ("Copamex"), the second largest consumer paper products company in Mexico. We will ultimately receive approximately $27.0 million as a result of this transaction, which is scheduled to close on or before August 31, 2000. We will continue to pursue alliances and partnerships that reduce our exposure to foreign risk and provide a faster return on our international investments.

   Although our Brazilian operations have seen increased unit volume, the market was resistant to price increases to customers in 1999 due to the decline of the Brazilian real. We were able to implement small price increases in 1999; however, a substantial portion of our raw material costs are in U.S. dollars and the price increases could not completely offset the increased costs. Additionally, the country of Argentina lost a significant portion of its export capacity when the Brazilian real devalued, exaggerating the recession in that country. These factors combined to negatively impact our overall earnings for 1999 by approximately $9.0 million or $0.51 per diluted share. Our Brazilian operations are showing signs of improvement in 2000 and we have reduced our Argentine operations to a one diaper line facility as compared to a four diaper line facility before the August 1998 fire in that facility.

   Our domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth our domestic and international net sales for the three months and six months ended June 30, 1999 and 2000.

                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                             JUNE 30                                       JUNE 30
                                           ------------------------------------------    ------------------------------------------
                                                   1999                   2000                  1999                   2000
                                           -------------------    -------------------    -------------------    -------------------
                                                                         (DOLLARS IN MILLIONS)
Domestic ...............................   $   56.2       61.4%   $   61.5       68.6%   $  108.0       61.5%   $  126.5       66.8%
International ..........................       35.3       38.6        28.2       31.4        67.6       38.5        62.7       33.2
                                           --------   --------    --------   --------    --------   --------    --------   --------
      Total net sales ..................   $   91.5      100.0%   $   89.7      100.0%   $  175.6      100.0%   $  189.2      100.0%
                                           ========   ========    ========   ========    ========   ========    ========   ========

   Gross profit margins vary significantly across our product lines, as do the levels of promotional and marketing support. Accordingly, gross profit margins fluctuate with changes in the relative sales mix of the various product lines. Since the differences in gross profit margins are generally offset by differences in promotional spending levels, changes in sales mix do not normally result in significant fluctuations in operating margins.

RESULTS OF OPERATIONS

   The following table sets forth the specified components of income and expense expressed as a percentage of net sales for the three months and six months ended June 30, 1999 and 2000.

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30                           JUNE 30
                                                                  -----------------------------     -----------------------------
                                                                      1999             2000             1999             2000
                                                                  ------------     ------------     ------------     ------------
                                                                                            (UNAUDITED)
Net sales .....................................................          100.0%           100.0%           100.0%           100.0%
Cost of goods sold ............................................           64.7             60.4             64.4             60.6
                                                                  ------------     ------------     ------------     ------------
Gross profit ..................................................           35.3             39.6             35.6             39.4
Selling, general and administrative expenses ..................           34.0             33.3             34.1             33.4
                                                                  ------------     ------------     ------------     ------------
Operating income ..............................................            1.3              6.3              1.5              6.0
Interest expense, net .........................................            5.8              6.4              5.5              6.2
Other expense (income) ........................................           (1.6)             0.5             (1.0)             0.5
                                                                  ------------     ------------     ------------     ------------
Loss from continuing operations before income tax
      benefit .................................................           (2.9)            (0.6)            (3.0)            (0.7)
Income tax benefit ............................................            0.6              0.4              0.7              0.2
                                                                  ------------     ------------     ------------     ------------
Loss from continuing operations ...............................           (2.3)            (0.2)            (2.3)            (0.5)
Discontinued operations .......................................           --               --                0.3             --
                                                                  ------------     ------------     ------------     ------------
Net loss ......................................................           (2.3)%           (0.2)%           (2.0)%           (0.5)%
                                                                  ============     ============     ============     ============

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

NET SALES

   Net sales decreased 2.0% to $89.7 million for the three months ended June 30, 2000 from $91.5 million for the three months ended June 30,1999 and included $3.0 million from a license to Copamex in conjunction with the transactions involving the sale of our Mexican operations. Domestic sales increased 9.5% to $61.5 million for the three months ended June 30, 2000. Excluding the $3.0 million in license fees received from Copamex in the second quarter of 2000, domestic sales increased 4.1% to $58.5 million for the three months ended June 30, 2000 from $56.2 million for the same period in 1999. This increase was primarily driven by our private label sales doubling as compared to last year's second quarter, due to the shipment of orders that we had been anticipating from our larger, national customers, Kroger and Wal-Mart. Additionally, by comparison to the same period last year, results for the second quarter reflected an overall decrease in branded grocery sales and an overall increase in branded sales to mass merchants. Net sales in the international sector decreased 20.2% to $28.2 million for the three months ended June 30, 2000 from $35.3 million in the prior comparable period, driven primarily by a 32.1% decline in sales in South America. Sales in Asia and Mexico were slightly off as well due to a delayed new product launch in Asia and a decline in distribution coverage in Mexico related to our announced sale of that operation. Our operations continued to be impacted by the economic and market pressures in Brazil and Argentina, but even though net sales in these countries decreased on a year over year comparison, we saw some improvement in net sales during the second quarter as compared to the first quarter of 2000 in Brazil. The Brazilian Real has seen some improvement against the U.S. dollar during the first half of 2000; however, it is still well below 1998 foreign exchange rate levels. Strong market share competition in that country has kept price increases to a minimum. However, through management of product and customer mix, we have been successful in realizing higher prices overall. Offsetting this improvement in Brazil, however, was the further deterioration of our Argentine operations. A new management team has been put in place to assess the conditions in Argentina and implement a turnaround plan.

COST OF GOODS SOLD

   Cost of goods sold decreased as a percentage of net sales to 60.4% for the three months ended June 30, 2000 compared to 64.7% for the three months ended June 30, 1999. Excluding the effect of $3.0 million in license fees received from Copamex in the second quarter of 2000, cost of goods sold as a percentage of net sales was 62.5%. The remaining improvement of 2.2% in gross margin percentage resulted from the effect of several factors. First, international gross profit increased primarily due to an improved Brazilian Real exchange rate. Domestic margins improved in comparison with prior year's gross margin due to manufacturing efficiencies over last year which improved branded product gross margins despite higher raw material prices. Partly offsetting this was the effect of product mix as the level of private label sales doubled from the prior year, comprising a higher percentage of total domestic sales. Private label products have a lower gross margin but also lower selling costs than branded products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased as a percentage of net sales to 33.3% for the three months ended June 30, 2000 compared to 34.0% for the three months ended June 30, 1999. Approximately $2.0 million was recorded as a reduction to selling, general and administrative expenses in the second quarter of 2000 for amounts received as reimbursements for manufacturing and technical support we have provided under an agreement in place with Copamex. Excluding the effect of the Copamex transactions, selling, general and administrative expenses increased 2.8% as compared to the second quarter of 1999. This increase was primarily due to the change in expectations related to the volume of business with a major customer which required us to adjust our inventory levels and utilize other sales channels to correct the imbalance, thus driving up promotional spending above normal levels.

OPERATING INCOME

   As a result of the above factors, operating income increased $4.4 million (including $3.0 million in licensing fees) to $5.6 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. Operating income as a percentage of net sales was 6.3% for the three months ended June 30, 2000 versus 1.3% for the three months ended June 30, 1999.

INTEREST EXPENSE, NET

   Interest expense, net increased to $5.7 million for the three months ended June 30, 2000 as compared to $5.3 million for the three months ended June 30, 1999. The increase was primarily due to increased borrowing levels under our revolving credit facility, additional term debt and increased interest rates.

OTHER EXPENSE (INCOME)

   For the three months ended June 30, 2000, other expense of approximately $417,000 primarily related to exchange losses from foreign operations as well as premiums and losses incurred on forward exchange contracts we have entered into to hedge our foreign currency exposure in Argentina and Brazil. As a result of the August 1998 fire at our manufacturing facility in Argentina, for the three months ended June 30, 1999, we had recorded approximately $1.1 million in other income primarily related to lost profits recoverable under our business interruption policy for the months of April 1999 through June 1999, which was ultimately reversed into other expense in the fourth quarter of 1999 upon final settlement of the claim.

INCOME TAXES

   We recorded a tax benefit of $388,000 for the three months ended June 30, 2000, compared to a benefit of $529,000 for the three months ended June 30, 1999. The benefits recorded relate to foreign operations.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES

   Net sales increased 7.8% to $189.2 million for the six months ended June 30, 2000 from $175.6 million for the six months ended June 30, 1999 and included $3.0 million from the license to Copamex in conjunction with the transactions involving the sale of our Mexican operations. Domestic sales increased 17.2% to $126.5 million for the six months ended June 30, 2000. Excluding the $3.0 million in license fees received from Copamex in the second quarter of 2000, domestic sales increased 14.4% to $123.5 million for the six months ended June 30,

2000 from $108.0 million for the same period in 1999. This increase was primarily due to the level of private label sales almost tripling as compared to last year's first half, due to the shipment of orders that we had been anticipating from our larger, national customers, Kroger and Wal-Mart. Additionally, by comparison to the same period last year, this period reflected an overall decrease in branded grocery sales and an overall increase in branded sales to mass merchants. Net sales in the international sector decreased 7.2% to $62.7 million for the six months ended June 30, 2000 from $67.6 million in the prior comparable period, driven primarily by a 22.9% decline in sales in South America, offset somewhat by strong growth in both Malaysia and Mexico of over 20% and 17%, respectively, compared with last year's first half. Our operations continued to be impacted by the economic pressures in Brazil and Argentina, but even though net sales in these countries decreased on a year over year comparison, we have seen three consecutive quarters of improved net sales in Brazil beginning with the fourth quarter of 1999. The Brazilian Real has seen some improvement against the U.S. dollar during the first half of 2000; however, it is still well below 1998 foreign exchange rate levels. Strong market share competition in that country has kept price increases to a minimum. However, through management of product and customer mix, we have been successful in realizing higher prices overall. Offsetting this improvement in Brazil, however, was the further deterioration of our Argentine operations. We now have a new management team in place to assess the conditions in Argentina and implement a turnaround plan, similar to the steps we took in Mexico a year and a half ago.

COST OF GOODS SOLD

   Cost of goods sold decreased as a percentage of net sales to 60.6% for the six months ended June 30, 2000 compared to 64.4% for the six months ended June 30, 1999. Excluding the effect of $3.0 million in license fees received from Copamex in the second quarter of 2000, cost of goods sold as a percentage of net sales was 61.6%. The remaining improvement of 1.0% in gross margin percentage resulted from the effect of several factors. First, international gross profit increased primarily due to an improved Brazilian Real exchange rate and the reallocation of production capacity out of Argentina to more profitable areas of the company. Domestic margins improved in comparison with prior year's gross margin due to manufacturing efficiencies over last year which improved branded product gross margins despite higher raw material prices. Partly offsetting this was the effect of product mix as the level of private label sales doubled from the prior year, comprising a higher percentage of total domestic sales. Private label products have a lower gross margin but also lower selling costs than branded products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses decreased as a percentage of net sales to 33.4% for the six months ended June 30, 2000 compared to 34.1% for the six months ended June 30, 1999. Approximately $2.0 million was recorded as a reduction to selling, general and administrative expenses in the second quarter of 2000 for amounts received as reimbursements for manufacturing and technical support we have provided under an agreement in place with Copamex. Excluding the effect of the Copamex transactions, selling, general and administrative expenses increased .9% as compared to the first half of 1999. This increase was primarily due to the change in expectations related to the volume of business with a major customer which required us to adjust our inventory levels and utilize other sales channels to correct the imbalance, thus driving up promotional spending above normal. This increase was partially offset by higher promotional expenses in Malaysia during the first quarter of 2000 to profitably build business following the additional capacity brought into that region from Argentina.

OPERATING INCOME

   As a result of the above factors, operating income increased $8.6 million to $11.3 million for the six months ended June 30, 2000 from $2.7 million for the six months ended June 30, 1999. Operating income as a percentage of net sales was 6.0% for the six months ended June 30, 2000 versus 1.5% for the six months ended June 30, 1999.

INTEREST EXPENSE, NET

   Interest expense, net increased to $11.7 million for the six months ended June 30, 2000 as compared to $9.6 million for the six months ended June 30, 1999. The increase was primarily due to increased borrowing levels under our revolving credit facility, additional term debt and increased interest rates.

OTHER EXPENSE (INCOME)

   For the six months ended June 30, 2000, other expense of approximately $1.0 million primarily related to exchange losses on foreign operations as well as premiums and losses incurred on forward exchange contracts we have entered into to hedge our foreign currency exposure in Argentina and Brazil. As a result of the August 1998 fire at our manufacturing facility in Argentina, for the six months ended March 31, 1999, we had recorded approximately $1.3 million in other income primarily related to lost profits recoverable under our business interruption policy for the months of January 1999 through June 1999, which was ultimately reversed into other expense in the fourth quarter of 1999 upon final settlement of the claim.

INCOME TAXES

   We recorded a minimal tax benefit related to foreign taxes for the six months ended June 30, 2000, compared to a benefit of $1.2 million for the six months ended June 30, 1999. The decrease is primarily due to the tax implications of improved operations in Brazil, offset by continued losses in Argentina.

DISCONTINUED OPERATIONS

   During the first half of 1999, we recorded a $467,000 reduction in the estimated loss on disposition of our laundry detergent business, which is reflected as income from discontinued operations in the accompanying unaudited consolidated statement of earnings. This reduction resulted from the actual results realized upon the completion of the disposition of this business.

LIQUIDITY AND CAPITAL RESOURCES

   Our liquidity requirements include, but are not limited to, the following items:

   o  payment of principal and interest on debt;
   o the funding of working capital needs, primarily inventory, accounts receivable and advertising and promotional expenses;
   o the funding of capital investments in machinery, equipment and computer systems and
   o  patent license payments.


   Historically, we have financed our operations, working capital, capital expenditure and acquisition requirements through a combination of internally generated cash flow, borrowings under revolving credit facilities and other sources and proceeds from private and public offerings of debt and equity securities.

   Our operations generated $2.3 million of cash for the six months ended June 30, 2000, including the net collection of $2.9 million in insurance receivables related to the Argentina fire in August 1998. The net $1.7 million of cash used by operations during the six months ended June 30, 2000 was due to increases in accounts receivable and increased promotional and other prepaid expenses primarily related to the increased sales volume, offset by a corresponding reduction in inventory levels. Our operations used $2.6 million of cash for the six months ended June 30, 1999, net of the favorable effect of a $3.7 million net collection of the insurance receivable related to the Argentina fire. The use of cash during the six months ended June 30, 1999 primarily reflected increased promotional and other prepaid expenses primarily related to the startup of our new Colombian manufacturing operations, as well as our worldwide operations.

   Capital expenditures were $9.4 million for the six months ended June 30, 2000 and $11.3 million for the six months ended June 30, 1999. Planned capital expenditures for the remainder of 2000 are approximately $1.0 million. Our capital expenditures in 2000 were front-loaded toward the beginning of the year due to the ramp-up of new machines in Malaysia and in the U.S. Approximately $4.4 million of the capital expenditures made in the first half of 1999 related to restoration of our Argentina operations damaged by fire in August 1998. We financed these capital expenditures in 1999 and 2000 through borrowings under our revolving credit facility and equipment term loans.

   Our estimated cash requirements during the remainder of 2000 are primarily the funding of working capital needs, payment of debt service, and patent license payments.

   Working capital was $31.7 million as of June 30, 2000, compared to $28.7 million as of December 31, 1999. Current assets increased from $135.2 million as of December 31, 1999 to $142.5 million as of June 30, 2000, and current liabilities increased from $106.5 million as of December 31, 1999 to $110.7 million as of June 30, 2000. Total debt increased from $215.3 million at December 31, 1999 to $218.3 million as of June 30, 2000.

   On December 13, 1999, we entered into a new three-year $77.0 million financing facility to replace the $50.0 million revolving credit facility. The new facility consists of an asset-based revolver of up to $30.0 million, equipment term loans and lease financing of up to $20.0 million provided by a financial institution, and a $27.0 million term loan provided by two additional lenders. The revolving credit facility permits us to borrow under a borrowing base formula equal to the sum of 75% of eligible accounts receivable, as defined, 60% of eligible finished goods inventory, as defined, and 35% of eligible raw material inventory, as defined, subject to additional limitations on incurring debt. The new financing facility is secured by substantially all of our assets and requires us, among other things, to maintain a minimum consolidated fixed charge coverage ratio, as defined, a minimum consolidated interest coverage ratio, as defined, and a minimum consolidated EBITDA level, as defined. The revolving credit facility bears interest at prime plus 1/2% or LIBOR plus 3% and the equipment term loans bear interest at prime plus 3/4% or LIBOR plus 3 1/4%, subject to adjustment based on our quarterly EBITDA levels, beginning June 30, 2000. The $27.0 million term loan bears interest at 12 1/2% and has an annual maintenance fee of 2% on the outstanding principal amount. Borrowing availability under the revolving credit facility was approximately $562,000 at June 30, 2000. Our cash position has tightened during the second quarter primarily due to a decrease in sales volume which resulted in a reduction in our borrowing availability. As of August 11, 2000, we have no additional borrowing availability under our revolving credit facility.

   On June 1, 2000, we signed definitive agreements entering into certain transactions with an affiliate of Copamex, S.A. de C.V. ("Copamex"), which will provide for the sale of substantially all of our Mexican operations to Copamex, the second largest consumer paper products company in Mexico. Under the terms of the agreements, we will also sell a license to use certain patents in Mexico to Copamex and will continue to provide technical support to Copamex. Total proceeds of approximately $27.0 million will be received from these transactions, which are scheduled to close on or before August 31, 2000, at which time legal title of the assets will transfer to Copamex. To date, we have received approximately $13.1 million for the sale of the license to Copamex, technical support reimbursements and a deposit towards the net assets of our Mexican operations.

   Additionally, we have several other transactions currently in process which should generate additional liquidity. Over the next several months our Colombian subsidiary is expected to generate an additional $1.2 million of cash from a sale/leaseback of the land and building comprising the Colombian facility and our Malaysian subsidiary is expected to secure a $1.3 million trade financing facility to provide working capital. More importantly, management will continue to pursue alliances and partnerships that reduce our exposure to foreign risk and provide a faster return on our international investments similar to the Copamex transaction. Additionally, we have obtained the support of our major vendors through extended terms on accounts payable. In late third quarter 2000, we will implement an industry-wide price increase which should help improve our margins beginning in the fourth quarter. Finally, we continue to pursue reducing our inventory and accounts receivable levels required for the business as well as pursuing operating lease financing for our major capital projects.

   We expect our tight cash position to continue as we bring our domestic manufacturing capacity and inventory levels in line with current sales demand. In the near term, however, our liquidity situation should improve with the remaining proceeds from the Copamex transaction. Additionally, in the longer term, our cash position should continue to improve as we continue to execute our debt reduction strategy of pursuing joint venture or sale opportunities for our existing international operations.

    Management believes that future cash flow from operations, together with cash on hand, available borrowings under our credit facility, borrowings under foreign credit facilities, potential operating lease financing arrangements, remaining proceeds from the Copamex transaction and proceeds from potential joint ventures or sales of existing international operations will be adequate to meet our anticipated cash requirements for 2000, including working capital, capital expenditures and debt service.

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

INTEREST RATE RISK

   Our exposure to market risk for changes in interest rates relates primarily to variable rate borrowings outstanding under the restructured revolving credit facility and equipment term loans discussed above. At June 30, 2000, we had $37.4 million outstanding under these facilities. An increase in interest rates of 1% would reduce annual net income by approximately $0.4 million. Our remaining debt obligations as of June 30, 2000 were primarily $145.0 million of senior notes, which carry a fixed interest rate of 10 1/4%, and a $26.7 million term loan, with a fixed interest rate of 12 1/2%, and therefore have no earnings exposure for changes in interest rates.

CURRENCY RISK

   In August 1999, we entered into forward exchange contracts to hedge certain U.S. dollar denominated inventory purchases for our Argentine subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and at June 30, 2000 the remaining notional contract amount outstanding was $1.4 million with an average forward rate of $1.13. In January 2000, we entered into forward contracts to hedge certain U.S. dollar denominated inventory purchases for our Brazilian subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and have a remaining notional contract amount outstanding of $4.8 million with an average forward rate of $1.97. Deferred losses during the three months ended June 30, 2000 were not material.

COMMODITY RISK

   We currently have no commodity hedges outstanding at this time. The counterparty for the pulp commodity swap we had entered into in February 2000 terminated our previously disclosed pulp hedge pursuant to provisions in the contract allowing them to do so.

INFLATION AND CURRENCY DEVALUATION

   Inflationary conditions in the United States have been moderate and have not had a material impact on our results of operations or financial position. Despite higher inflationary rates in Latin America, historically, inflation has not had a material impact on the results of operations in that region because we have generally been able to pass on cost increases to our customers. However, due to the recent economic events in South America and Asia, inflationary conditions and the effect of currency devaluations have had a material impact on the results of operations in these locations. We have employed a strategy of borrowing at the foreign subsidiary level in the respective local currencies to create a self-hedge against future exposure to currency devaluation, and have recently entered into forward exchange contracts related to raw material purchases for our Argentine and Brazilian operations.

NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply to SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not quantified the effect that SFAS No. 133 and SFAS No. 138 will have on the Company's financial statements, however, the Statement could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of SFAS No. 133. Both SFAS No. 133 and

SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and SFAS No. 138 as of January 1, 2001 and is currently evaluating the impact of such adoption on the Company's consolidated financial statements.

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)  Annual Meeting of Stockholders--May 26, 2000

      (b) Terry A. Tognietti and Philip A. Tuttle were elected to serve as directors for three-year terms expiring in 2002. The Company's other directors are Walter V. Klemp, Nolan Lehmann, Raymond M. Chambers and Gary L. Forbes.

      (c) On May 26, 2000, the Stockholders voted on the following proposals:

            PROPOSAL NO. 1 -- To elect two persons to serve as directors of the Company for a three-year term or until their respective successors are duly elected and qualified.

            PROPOSAL NO. 2 -- To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000.

            As of April 14, 2000, the record date for determining stockholders entitled to vote at the Annual Meeting of Stockholders, the Company had outstanding and entitled to vote 17,762,533 shares of Common Stock.

             The following table lists the votes cast for each proposal:

                                                      NUMBER OF SHARES
----------------------------------------------------------------------------------------------------------------------------------
                   PROPOSAL                        FOR                AGAINST               ABSTAIN             BROKER NON-VOTES
                   --------                    ----------             -------               --------            ----------------
      No. 1
         Terry A. Tognietti                    14,557,896             196,736                 --                      --
         Philip A. Tuttle                      14,569,550             185,082                 --                      --

      No. 2                                    14,654,020              80,450                20,162                   --

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

   Among the factors that have a direct bearing on our results of operations and financial condition are the following factors:

   ALIGNMENT OF NEW DISTRIBUTION WITH CAPACITY ALLOCATION AND UTILIZATION. We have been successful in consistent domestic sales growth. A key element of this growth has been the increasing presence in mass merchandisers such as Wal-Mart and Kmart versus the traditional grocery store chains. From this shift in market mix we saw the opportunity not only for increased growth for its DRYPERS(R) diapers but also additional growth by providing private label diapers as well. Our strategy to increase sales to mass merchandisers has been very successful. In 1999, we entered into new and expanded agreements and became a national supplier to Kmart as well as a major supplier to Wal-Mart, Kroger and Food Lion.

   In anticipation of future orders from this increased business, we increased our production capabilities and invested in improved operations and logistics systems in the fourth quarter of 1999 and the first quarter of 2000. The new orders were delayed, however, until the first quarter of 2000, causing our operations to be highly underutilized in 1999. Additionally, during the second quarter of 2000, one of our major customers delayed indefinitely the completion of a national private label distribution roll-out. We can make no assurances as to when to expect the additional business. We have begun taking corrective action in order to bring domestic capacity levels back in line with demand, and are assessing our entire production operation to determine the most efficient means for accomplishing this objective.

   LEVERAGE AND DEBT SERVICE. We are highly leveraged. Our ability to meet our debt service obligations and to reduce our total debt will depend on our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which we do not control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may need to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such financing could be obtained on terms acceptable to us, if at all. Management will continue to pursue alliances and partnerships similar to the Copamex transaction that reduce our exposure to foreign risk and provide a faster return on our international investments, with the proceeds of such transactions being applied toward debt reduction. We believe that future cash flow from operations, together with cash on hand, available borrowings under our credit facility, borrowings under foreign credit facilities, potential operating lease financing arrangements, remaining proceeds from the Copamex transaction and proceeds from potential joint ventures or sales of existing international operations will be adequate to meet our anticipated cash requirements, including working capital, capital expenditures and debt service.

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

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DRYPERS CORPORATION

Date: AUGUST 14, 2000                           By: /S/ BRIAN FONTANA
      ---------------                               -----------------
                                                Chief Financial Officer
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION

27    Financial Data Schedule