Form 10-Q
period 2000-09-30
DRYPERS CORP
filed 2000-11-20
CIK 894232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          (CLASS)                              (OUTSTANDING AT NOVEMBER 6, 2000)
Common Stock, $.001 Par Value                          17,779,946 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following information required by Rule 10-01 of Regulation S-X is provided herein for Drypers Corporation and subsidiaries:

Consolidated Balance Sheets -- December 31, 1999 and September 30, 2000.

Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 1999 and 2000.

Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2000.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000.

Notes to Consolidated Financial Statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 DECEMBER 31,      SEPTEMBER 30,
                                                     1999              2000
                                                  ---------         ---------
                ASSETS                                              (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents ..................   $   4,048         $   2,804
   Accounts receivable, net of allowance for
     doubtful accounts of $3,422 and
     $3,627, respectively .....................      65,771            47,846
   Inventories ................................      39,728            33,828
   Prepaid expenses and other .................      25,690            33,432
                                                  ---------         ---------
      Total current assets ....................     135,237           117,910
PROPERTY AND EQUIPMENT, net of depreciation
  and amortization of $28,680 and $33,465,
  respectively ................................     101,952            83,568
INTANGIBLE AND OTHER ASSETS, net of
  amortization of $22,630 and $26,720,
  respectively ................................     100,491            91,885
                                                  ---------         ---------
                                                  $ 337,680         $ 293,363
                                                  =========         =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings ......................   $  31,385         $  20,598
   Current portion of long-term debt ..........       3,035             2,561
   Accounts payable ...........................      53,436            64,231
   Accrued liabilities ........................      18,686            22,959
                                                  ---------         ---------
      Total current liabilities ...............     106,542           110,349
LONG-TERM DEBT ................................      34,984            32,180
SENIOR TERM NOTES .............................     145,888           145,807
OTHER LONG-TERM LIABILITIES ...................      10,350            10,012
                                                  ---------         ---------
                                                    297,764           298,348
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common  stock,  $.001 par  value,
     30,000,000 shares authorized,
     17,749,368 and 17,779,946 shares
     issued and outstanding, respectively .....          18                18
   Additional paid-in capital .................      75,337            75,383
   Warrants ...................................       1,879             1,879
   Retained deficit ...........................     (35,375)          (72,208)
   Foreign currency translation adjustments ...      (1,943)          (10,057)
                                                  ---------         ---------
      Total stockholders' equity ..............      39,916            (4,985)
                                                  ---------         ---------
                                                  $ 337,680         $ 293,363
                                                  =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      SEPTEMBER 30                             SEPTEMBER 30
                                            --------------------------------        --------------------------------
                                                1999                2000                1999                2000
                                            ------------        ------------        ------------        ------------
                                                                           (unaudited)
NET SALES ..............................    $     93,946        $     75,210        $    269,564        $    264,458

COST OF GOODS SOLD .....................          57,354              59,940             170,422             174,653
                                            ------------        ------------        ------------        ------------
    Gross profit .......................          36,592              15,270              99,142              89,805

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .............................          33,378              29,539              93,262              92,803
IMPAIRMENT LOSS ........................            --                12,128                --                12,128
                                            ------------        ------------        ------------        ------------
    Operating income (loss) ............           3,214             (26,397)              5,880             (15,126)

INTEREST EXPENSE, net ..................           4,711               6,298              14,338              17,959

OTHER INCOME (EXPENSE) .................             134              (2,256)              1,814              (3,271)
                                            ------------        ------------        ------------        ------------
LOSS BEFORE INCOME TAX PROVISION
  (BENEFIT) ............................          (1,363)            (34,951)             (6,644)            (36,356)

INCOME TAX PROVISION (BENEFIT) .........            (579)                873              (1,818)                477
                                            ------------        ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS ........            (784)            (35,824)             (4,826)            (36,833)

DISCONTINUED OPERATIONS:
    Change in estimate of loss on
      disposal of detergent business ...             229                --                  (238)               --
                                            ------------        ------------        ------------        ------------
NET LOSS ...............................    $     (1,013)       $    (35,824)       $     (4,588)       $    (36,833)
                                            ============        ============        ============        ============
INCOME (LOSS) PER COMMON SHARE:
  Basic earnings (loss) per share:
    Continuing operations ..............    $      (0.04)       $      (2.02)       $      (0.27)       $      (2.07)
    Discontinued operations ............           (0.01)               --                  0.01                --
                                            ------------        ------------        ------------        ------------
    Net loss ...........................    $      (0.05)       $      (2.02)       $      (0.26)       $      (2.07)
                                            ============        ============        ============        ============

  Diluted earnings (loss) per share:
    Continuing operations ..............    $      (0.04)       $      (2.02        $      (0.27)       $      (2.07)
    Discontinued operations ............           (0.01)                 --                0.01                --
                                            ------------        ------------        ------------        ------------
    Net loss ...........................    $      (0.05)       $      (2.02)       $      (0.26)       $      (2.07)
                                            ============        ============        ============        ============

AVERAGE COMMON SHARES OUTSTANDING ......      17,736,991          17,771,113          17,726,397          17,762,120
                                            ============        ============        ============        ============
AVERAGE COMMON AND POTENTIAL COMMON
SHARES OUTSTANDING .....................      17,736,991          17,771,113          17,726,397          17,762,120
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               COMMON
                                               SHARES                                                                      FOREIGN
                                               ISSUED                      ADDITIONAL                                      CURRENCY
                                                 AND          COMMON        PAID-IN                       RETAINED       TRANSLATION
                                             OUTSTANDING      STOCK         CAPITAL        WARRANTS        DEFICIT       ADJUSTMENTS
                                             ----------     ----------     ----------     ----------     ----------      ----------

BALANCE, December 31, 1999 .............     17,749,368     $       18     $   75,337     $    1,879     $  (35,375)     $   (1,943)
   Effect of stock purchase
     plans (unaudited) .................         30,578           --               46           --             --              --

   Net loss (unaudited) ................           --             --             --             --          (36,833)           --

   Translation adjustments
     (unaudited) .......................           --             --             --             --             --            (8,114)
                                             ----------     ----------     ----------     ----------     ----------      ----------
BALANCE, September 30, 2000
     (unaudited) .......................     17,779,946     $       18     $   75,383     $    1,879     $  (72,208)     $  (10,057)
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

                      DRYPERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                         ----------------------
                                                            1999         2000
                                                         ---------    ---------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................   $  (4,588)   $ (36,833)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
    Discontinued operations ..........................        (238)        --
    Depreciation and amortization ....................      10,062       11,679
    Non-cash write-off of certain Colombian assets ...        --          2,050
    Impairment loss ..................................        --         12,128
    Changes in operating assets and liabilities --
      (Increase) decrease in --
      Accounts receivable ............................     (18,159)       6,454
      Inventories ....................................      (3,129)       3,477
      Prepaid expenses and other .....................        (852)      (9,950)
      Insurance receivable resulting from
        Argentina fire ...............................       3,691        2,900
    Increase (decrease) in --
      Accounts payable ...............................      18,088       19,276
      Accrued and other liabilities ..................      (6,118)       4,173
    Change in other long-term liabilities ............        (177)      (1,734)
                                                         ---------    ---------
    Net cash provided by (used in) operating
      activities .....................................      (1,420)      13,620
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .................     (15,888)     (11,868)
  Final settlement to former shareholders
    of PrimoSoft .....................................        --         (2,464)
  Proceeds from sale and leaseback of
    Mexico facility ..................................       5,820         --
  Investment in other noncurrent assets ..............      (7,899)      (1,011)
                                                         ---------    ---------
    Net cash used in investing activities ............     (17,967)     (15,343)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolver ..........................      19,256      148,085
  Payments on revolvers ..............................      (5,450)    (158,872)
  Payments on other debt .............................        (547)      (1,910)
  Financing related costs ............................        (161)        (421)
  Disposition of net assets of Mexican
    operations .......................................        --         13,551
  Proceeds from exercise of stock options
    and warrants .....................................          78           46
                                                         ---------    ---------
    Net cash provided by financing
      activities .....................................      13,176          479
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS ........................................      (6,211)      (1,244)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD .............................................      12,309        4,048
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $   6,098    $   2,804
                                                         =========    =========
SUPPLEMENTAL DATA:
  Cash paid during the period for:

  Interest ...........................................   $   8,148    $  12,371
  Income taxes .......................................   $     902    $     786
  Non-cash transactions:
    Contribution of land and building by
      Colombian joint venture partner ................   $   1,750    $    --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      DRYPERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CHAPTER 11 CASE

   On October 10, 2000, Drypers Corporation (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Under Chapter 11, the Company is operating as a debtor-in-possession, or DIP, under the Bankruptcy Code and is able to continue to conduct business in the ordinary course, while it devotes efforts to develop a reorganization plan. None of the Company's foreign subsidiaries were included in the Chapter 11 filing.

   The Procter & Gamble Company had filed two lawsuits against the Company in September 2000. The first lawsuit was filed in Federal District Court in Ohio and alleged that Drypers owed $4.1 million to Procter & Gamble under its licensing arrangements with Procter & Gamble. The second lawsuit, filed in Federal District Court in Delaware, alleged infringement by the Company of certain patents owned by Procter & Gamble related to its manufacturing of disposable diapers. The Company had also received notice from Procter & Gamble terminating license agreements between the two parties associated with these patents. The Company's failure to make payments to Procter & Gamble resulted in an event of default under its primary lending facilities at that time.

   The Procter & Gamble lawsuits, together with a previously announced drop in sales in the third quarter of 2000 due to an industry-wide transition to new packaging in the United States and continued difficulties in international markets, had two effects on the Company. First, the payments owed to Procter & Gamble together with the anticipated financial covenant defaults under its credit facilities at the time caused an immediate and critical liquidity issue for the Company. Second, the infringement lawsuit by Procter & Gamble caused uncertainty as to the Company's ability to continue producing diapers under the patents licensed from Procter & Gamble. The combination of these two factors caused the Company to make the Chapter 11 filing to allow it to resolve the Procter & Gamble disputes in an orderly manner and to resolve all claims, as defined in the Bankruptcy Code, against it that arose prior to the Chapter 11 filing.

   On October 27, 2000, the bankruptcy court entered a final order approving the Company's DIP financing. The DIP agreement calls for Fleet Capital Corporation to provide a $25.0 million credit facility to fund the Company's ongoing operating needs while in bankruptcy.

   In addition, the bankruptcy court also gave final approval to the payment plan between the Company and Procter & Gamble which resolves the outstanding disputes and litigation between the two parties. With this approval, the Company will make payments to Procter & Gamble under a new licensing arrangement that will allow Drypers to continue producing diapers under the Procter & Gamble patents.

   An official committee of unsecured creditors was appointed in the Drypers Chapter 11 case.

   As a result of the Chapter 11 filing, the Company is prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under the Company's prepetition revolving credit facility. Pursuant to the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of executory contracts or unexpired leases, including real property leases. Any rejection of a contract or a lease may give rise to a prepetition unsecured claim for damages arising from the rejection.

   The Company's ability to effect a successful reorganization will depend, in significant part, on its ability to formulate a plan of reorganization that is approved and confirmed by the Bankruptcy Court. Management believes, however, that the Company may not be able to satisfy in full all of the claims against it through the bankruptcy process. The Company is unable to predict at this time when, if at all, it will emerge from its Chapter 11 case.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements included herein should be reviewed in conjunction with the Company's December 31, 1999 financial statements and related notes thereto. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and the nine months ended September 30, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2000.

   The unaudited consolidated financial information as of and for the three month and nine month periods ended September 30, 1999 and 2000, has not been audited by independent accountants, but in the opinion of management of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated balance sheets, statements of earnings, statement of stockholders' equity and statements of cash flows at the date and for the interim periods indicated have been made.

   As discussed in Note 1, on October 10, 2000, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not quantified the effect that SFAS No. 133 and SFAS No. 138 will have on the Company's financial statements; however, SFAS No. 133 and SFAS No. 138 could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of SFAS No. 133. Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and SFAS No. 138 as of January 1, 2001 and does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

   The Company follows the policy of recognizing revenue upon shipment of the product. Accruals are recorded for discounts and commissions at the time of shipment. From time to time, the Company enters into bill and hold sale transactions, for the convenience of the customer, for which title and risk has already been passed to the customer. During the three months and nine months ended September 30, 2000, the Company entered into barter transactions in order to gain access to certain distribution channels. The Company recognized revenue and expense related to these transactions of $3,645,000 and $1,802,000, respectively, for the nine month period ended September 30, 2000. The Company did not enter into any barter transactions during the three months ended September 30, 2000.

3. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which may have occurred if dilutive potential common shares had been issued. The following reconciles the income and shares used in the basic and diluted EPS computations (in thousands, except share data):

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30                       SEPTEMBER 30
                                         ----------------------------      ----------------------------
                                             1999             2000             1999             2000
                                         -----------      -----------      -----------      -----------
                                                                  (unaudited)
BASIC EARNINGS PER SHARE:
Loss from continuing operations .....    $      (784)     $   (35,824)     $    (4,826)     $   (36,833)
Discontinued operations .............            229             --               (238)            --
                                         -----------      -----------      -----------      -----------
Net loss ............................    $    (1,013)     $   (35,824)     $    (4,588)     $   (36,833)
                                         ===========      ===========      ===========      ===========
Weighted average number of common
  shares outstanding ................     17,736,991       17,771,113       17,726,397       17,762,120
                                         ===========      ===========      ===========      ===========
Loss from continuing operations .....    $     (0.04)     $     (2.02)     $     (0.27)     $     (2.07)
Discontinued operations .............          (0.01)            --               0.01             --
                                         -----------      -----------      -----------      -----------
Net loss ............................    $     (0.05)     $     (2.02)     $     (0.26)     $     (2.07)
                                         ===========      ===========      ===========      ===========
DILUTED EARNINGS PER SHARE:
Loss from continuing operations .....    $      (784)     $   (35,824)     $    (4,826)     $   (36,833)
Discontinued operations .............            229             --               (238)            --
                                         -----------      -----------      -----------      -----------
Net loss ............................    $    (1,013)     $   (35,824)     $    (4,588)     $   (36,833)
                                         ===========      ===========      ===========      ===========
Weighted average number of common
  shares outstanding ................     17,736,991       17,771,113       17,726,397       17,762,120
Dilutive effect - options and
  warrants ..........................           --               --               --               --
                                         -----------      -----------      -----------      -----------
                                          17,736,991       17,771,113       17,726,397       17,762,120
                                         ===========      ===========      ===========      ===========
Loss from continuing operations .....    $     (0.04)     $     (2.02)     $     (0.27)     $     (2.07)
Discontinued operations .............          (0.01)            --               0.01             --
                                         -----------      -----------      -----------      -----------
Net loss ............................    $     (0.05)     $     (2.02)     $     (0.26)     $     (2.07)
                                         ===========      ===========      ===========      ===========

   Common shares issuable upon the exercise of options and warrants that were excluded from the diluted earnings per share calculations because their effect was antidilutive to the calculations totaled 3,560,426 and 4,427,081 for the three months and the nine months ended September 30, 1999 and 2000, respectively.

4. COMPREHENSIVE LOSS

   Comprehensive loss, which encompasses net loss and currency translation adjustments, is as follows (in thousands):

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30            SEPTEMBER 30
                                     --------------------    --------------------
                                       1999        2000        1999        2000
                                     --------    --------    --------    --------
                                                      (unaudited)
Net loss .........................   $ (1,013)   $(35,824)   $ (4,588)   $(36,833)
Currency translation adjustments .     (1,598)       (866)     (1,628)     (8,114)
                                     --------    --------    --------    --------
Comprehensive loss ...............   $ (2,611)   $(36,690)   $ (6,216)   $(44,947)
                                     ========    ========    ========    ========

5. INVENTORIES

   Inventories consisted of the following (in thousands):

                                           DECEMBER 31,   SEPTEMBER 30,
                                               1999           2000
                                             -------        -------

            Raw Materials ..............     $14,778        $14,558
            Finished Goods .............      24,950         19,270
                                             -------        -------
                                             $39,728        $33,828
                                             =======        =======

   Inventories are stated at the lower of cost (first-in, first-out) or market value. Finished goods inventories include the cost of materials, labor and overhead.

6. DEBT

SHORT-TERM BORROWINGS

   As of December 31, 1999 and September 30, 2000, the Company had borrowings outstanding of $24,966,000 and $13,677,000, respectively, under revolving credit facilities.

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

   The terms of the revolving credit facility described above provide that a voluntary filing of a Chapter 11 petition results in an event of default on such indebtedness. As a result of its Chapter 11 filing, the Company is prohibited from paying any liabilities without Bankruptcy Court approval. Accordingly, no such interest expense has been recorded in the accompanying financial statements for the period subsequent to October 10, 2000.

   On October 27, 2000, the Bankruptcy Court entered a final order (the "Final Order") approving the Credit Agreement (the "DIP Credit Facility") as provided under the Amended and Restated Credit Agreement dated as of December 13, 1999, among the Company, as borrower, and Fleet Capital Corporation, as agent ("Fleet"). Pursuant to the terms of the DIP Credit Facility, Fleet has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $25,000,000. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility expires on April 30, 2001, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

   Obligations under the DIP Credit Facility are secured by a lien on substantially all of the Company's assets and properties and the proceeds thereof, granted pursuant to the Final Order under Sections 364(c)(2) and 364(c)(3) of the Bankruptcy Code. Borrowings under the DIP Credit Facility may be used to fund working capital and for other general corporate purposes. The DIP Credit Facility contains restrictive covenants, including among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, limitations on transactions with affiliates including investments, loans and advances, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, as well as a prohibition on the payment of dividends.

   The DIP Credit Facility provides that advances made will bear interest at a rate of 1.0 percent per annum in excess of Fleet's Base Rate. The Company pays a commitment fee of 0.25 percent per annum on the unused portion thereof, a letter of credit fee equal to 2.0 percent per annum of average outstanding letters of credit and certain other fees.

   Short-term borrowings for the international operations as of December 31, 1999 and September 30, 2000 were $6,419,000 and $6,921,000, respectively, and consisted of working capital and trade financing facilities.

LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                       1999           2000
                                                     --------       --------
      Note payable, due 2001, interest at 8.4%,
         partially secured by land and buildings .   $  1,511       $  1,315
      Term loans due 2002, interest at LIBOR plus
         3.25%, secured by machinery and equipment      7,122          5,716
      Term loan due 2002, interest at 12.5%,
         secured by second lien on substantially
         all of the Company's assets .............     27,000         26,750
      Various other notes payable ................      2,386            960
                                                     --------       --------
                                                       38,019         34,741
          Less: current maturities ...............     (3,035)        (2,561)
                                                     --------       --------
                                                     $ 34,984       $ 32,180
                                                     ========       ========

SENIOR TERM NOTES

   Long-term debt under senior term notes consisted of the following (in thousands):

                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                     1999           2000
                                                                   --------       --------
      10 1/4% Senior Notes, interest due semiannually on June 15 and December 15, principal due June 15, 2007, including
        unamortized bond premium of $888 and $807, respectively    $145,888       $145,807
                                                                   ========       ========

   The indenture governing the 10 1/4% Senior Notes contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness; pay dividends; purchase capital stock; make certain other distributions, loans and investments; sell assets; enter into transactions with related persons; and merge, consolidate or transfer substantially all of its assets. The indenture also contains provisions for acceleration of payment of principal upon a change of control, as defined. The filing of the Chapter 11 petition by the Company results in an event of default under the Indenture.

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

   Information as to the operations and total assets of the Company's reportable segments is as follows (in thousands):

                                            DOMESTIC  INTERNATIONAL    TOTAL
                                           ---------  -------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Net sales ..............................   $  57,578    $  36,368    $  93,946
Intersegment sales .....................   $     831    $    --      $     831
Operating income before management
  fees and corporate overhead ..........   $   5,809    $     109    $   5,918
Corporate overhead .....................      (1,835)        (869)      (2,704)
Interest expense, net ..................                                (4,711)
Other income ...........................                                   134
                                                                     ---------
Loss from continuing operations before
  tax benefit ..........................                             $  (1,363)
                                                                     =========
NINE MONTHS ENDED SEPTEMBER 30, 1999
Net sales ..............................   $ 165,529    $ 104,035    $ 269,564
Intersegment sales .....................   $   2,951    $   3,464    $   6,415
Operating income (loss) before
  management fees and corporate overhead   $  12,634    $  (1,871)   $  10,763
Corporate overhead .....................      (4,432)        (451)      (4,883)
Interest expense, net ..................                               (14,338)
Other income ...........................                                 1,814
                                                                     ---------
Loss from continuing operations before
   tax benefit .........................                             $  (6,644)
                                                                     =========
Total assets ...........................   $ 163,499    $ 160,996    $ 324,495
                                           =========    =========    =========


                                            DOMESTIC  INTERNATIONAL    TOTAL
                                           ---------  -------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales ..............................   $  47,541    $  27,669    $  75,210
Intersegment sales .....................   $     116    $    --      $     116
Operating loss before management fees
  and corporate overhead ...............   $  (5,425)   $ (12,817)   $ (18,242)
Corporate overhead .....................      (7,782)        (373)      (8,155)
Interest expense, net ..................                                (6,298)
Other expense ..........................                                (2,256)
                                                                     ---------
Loss from continuing operations before
  tax benefit ..........................                             $ (34,951)
                                                                     =========

NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales ..............................   $ 174,014    $  90,444    $ 264,458
Intersegment sales .....................   $     406    $    --      $     406
Operating income (loss) before
  management fees and corporate
  overhead .............................   $   8,880    $ (11,862)   $  (2,982)
Corporate overhead .....................     (11,344)        (800)     (12,144)
Interest expense, net ..................                               (17,959)
Other expense ..........................                               (3,271)
                                                                     ---------
Loss from continuing operations before
  tax benefit ..........................                             $ (36,356)
                                                                     =========
Total assets ...........................   $ 167,205    $ 126,158    $ 293,363
                                           =========    =========    =========


8. SALE OF MEXICAN OPERATIONS:

      On August 31, 2000, the Company completed the sale of substantially all of its Mexican operations to Copamex, S.A. de C.V. ("Copamex"), the second largest consumer paper products company in Mexico. Under the terms of the agreements, the Company is also licensing to Copamex the right to use certain patents in Mexico and will continue to provide technical support to Copamex. The Mexican operations have been included in the Company's consolidated results of operations through August 31, 2000. The Company received approximately $27,000,000 in cash proceeds from these transactions, approximately $9,170,000 of which related to the sale of the license and technical support reimbursements. The net assets of the Company's Mexican operations, as defined in the agreement, were approximately $13,551,000 as of August 31, 2000. The Company recorded a loss of approximately $1,479,000 as a result of these transactions.

9. IMPAIRMENT LOSS:

   In September 2000, the Company recorded a non-cash accounting charge of approximately $12,128,000 related to an impairment of certain long-lived assets of its Argentine and North American operations as required by SFAS 121. Under the provision of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The $12.1 million non-cash charge was recorded to reduce the carrying value of certain impaired long-lived assets to fair value. Approximately $7,800,000 related to a write-down of Argentine goodwill, approximately $2,800,000 related to a write-down of fixed assets in the Company's Argentine operation and approximately $1,500,000 related to a write-down of fixed assets in the Company's North American operation.

10. NON-CASH CHARGE:

   In September 2000, the Company recorded a non-cash charge of approximately $2,050,000 related to the write-down of certain promotional assets of its Colombian operations that had previously been capitalized. Due to the recent downturn in the Colombian economy and the Company's liquidity constraints, the Company's Colombian operations have been adversely affected and the future benefit to be provided by these promotional assets has been impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of our results of operations and our current financial position. This discussion should be read in conjunction with our financial statements that are included with this report.

CHAPTER 11 PROCEEDINGS

   On October 10, 2000, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Under Chapter 11, we are operating as a debtor-in-possession, or DIP, under the Bankruptcy Code and are able to continue to conduct business in the ordinary course, while we devote efforts to develop a reorganization plan. None of our foreign subsidiaries were included in the Chapter 11 filing.

   The Procter & Gamble Company had filed two lawsuits against us in September 2000. The first lawsuit was filed in Federal District Court in Ohio and alleged that Drypers owed $4.1 million to Procter & Gamble under our licensing arrangements with Procter & Gamble. The second lawsuit, filed in Federal District Court in Delaware, alleged infringement by us of certain patents owned by Procter & Gamble related to our manufacturing of disposable diapers. We had also received notice from Procter & Gamble terminating license agreements between us associated with these patents. Our failure to make payments to Procter & Gamble resulted in an event of default under our primary lending facilities at that time.

   The Procter & Gamble lawsuits, together with a previously announced drop in sales in the third quarter of 2000 due to an industry-wide transition to new packaging in the United States and continued difficulties in international markets, had two effects on us. First, the payments owed to Procter & Gamble together with the anticipated financial covenant defaults under our credit facilities at the time caused an immediate and critical liquidity issue for us. Second, the infringement lawsuit by Procter & Gamble caused uncertainty as to our ability to continue producing diapers under the patents licensed from Procter & Gamble. The combination of these two factors caused us to make the Chapter 11 filing to allow us to resolve the Procter & Gamble disputes in an orderly manner and to resolve all claims, as defined in the Bankruptcy Code, against us that arose prior to the Chapter 11 filing.

   On October 27, 2000, the bankruptcy court entered a final order approving our DIP financing. The DIP agreement calls for Fleet Capital Corporation to provide a $25.0 million credit facility to fund our ongoing operating needs while in bankruptcy. See "Liquidity and Capital Resources" for more information regarding the DIP agreement.

   In addition, the bankruptcy court also gave final approval to the payment plan between us and Procter & Gamble which resolves the outstanding disputes and litigation between us. With this approval, we will make payments to Procter & Gamble under a new licensing arrangement that will allow us to continue producing diapers under the Procter & Gamble patents.

   An official committee of unsecured creditors was appointed in the Drypers Chapter 11 case.

   As a result of the Chapter 11 filing, we are prohibited from paying any prepetition liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its prepetition revolving credit facility. Pursuant to the Bankruptcy Code, we can seek Bankruptcy Court approval for the rejection of executory contracts or unexpired leases, including real property leases. Any rejection of a contract or a lease may give rise to a prepetition unsecured claim for damages arising from the rejection.

   Our ability to effect a successful reorganization will depend, in significant part, on our ability to formulate a plan of reorganization that is approved and confirmed by the Bankruptcy Court. We believe, however, that we may not be able to satisfy in full all of the claims in bankruptcy against us through the bankruptcy process. We are unable to predict at this time when, if at all, we will emerge from our Chapter 11 case.

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

   We are the sixth largest diaper producer in the world. Since 1993, we have significantly expanded our international presence, competing in the lower-priced branded and private label categories. Through a series of start-ups and acquisitions, we currently produce diapers in Puerto Rico, Argentina, Mexico, Brazil, Malaysia and Colombia. We were selected by Wal-Mart International to be its appointed private label supplier of disposable diapers to Wal-Mart stores throughout Latin America (which are currently located in Argentina, Brazil and Mexico) and Puerto Rico, and we also supply DRYPERS branded products to Wal-Mart stores in these markets. In 1998, we gained distribution in the Wal-Mart stores in China, Canada and Germany. With the financial crisis in Brazil in early 1999, our South American operations significantly decreased in profitability. In Brazil, we focused on increasing margins on our products to offset the negative impact caused by the financial crisis on dollar based raw materials. In response to the related impact on Argentina's economy, we have restructured our operations there, moving capacity to more profitable operations throughout the world, and are focused on returning our operations to profitability. During the third quarter of 2000, we sold all of our Mexican operations to an affiliate of Copamex, S.A. de C.V. ("Copamex"), the second largest consumer paper products company in Mexico for an aggregate purchase price of approximately $27.0 million.

   Our domestic operations include sales in the United States, Puerto Rico and exports from these manufacturing operations. The following table sets forth our domestic and international net sales for the three months and nine months ended September 30, 1999 and 2000.

                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                          SEPTEMBER 30                             SEPTEMBER 30
                           -----------------------------------------    ----------------------------------------
                                   1999                  2000                  1999                 2000
                           ------------------     ------------------    ------------------    ------------------
                                                           (dollars in millions)
Domestic ...............   $   57.6      61.3%    $   47.5      63.2%   $  165.6      61.4%   $  174.0      65.8%
International ..........       36.3      38.7         27.7      36.8       104.0      38.6        90.5      34.2
                           --------  --------     --------  --------    --------  --------    --------  --------
  Total net sales ......   $   93.9     100.0%    $   75.2     100.0%   $  269.6     100.0%   $  264.5     100.0%
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

RESULTS OF OPERATIONS

   The following table sets forth the specified components of income and expense expressed as a percentage of net sales for the three months and nine months ended September 30, 1999 and 2000.

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                           ---------------------     ---------------------
                                             1999         2000         1999         2000
                                           --------     --------     --------     --------
                                                     (unaudited)
Net sales ..............................      100.0%       100.0%       100.0%       100.0%
Cost of goods sold .....................       61.0         79.7         63.2         66.0
                                           --------     --------     --------     --------
Gross profit ...........................       39.0         20.3         36.8         34.0
Selling, general and
 administrative expenses ...............       35.5         39.3         34.6         35.1
Impairment loss ........................       --           16.1         --            4.6
                                           --------     --------     --------     --------
Operating income (loss) ................        3.5        (35.1)         2.2         (5.7)
Interest expense, net ..................        5.0          8.4          5.3          6.8
Other income (expense) .................        0.1         (3.0)         0.7         (1.2)
                                           --------     --------     --------     --------
Loss from continuing operations
   before income tax provision
   (benefit) ...........................       (1.4)       (46.5)        (2.4)       (13.7)
Income tax provision (benefit) .........       (0.6)         1.2         (0.7)         0.2
                                           --------     --------     --------     --------
Loss from continuing operations ........       (0.8)       (47.7)        (1.7)       (13.9)
Discontinued operations ................       (0.2)        --           --           --
                                           --------     --------     --------     --------
Net loss ...............................       (1.0)%      (47.7)%       (1.7)%      (13.9)%
                                           ========     ========     ========     ========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

   Net sales decreased 19.9% to $75.2 million for the three months ended September 30, 2000 from $93.9 million for the three months ended September 30, 1999. Domestic sales decreased 17.4% to $47.5 million for the three months ended September 30, 2000 from $57.6 million for the same period in 1999. This decrease was primarily driven by the downturn in sales related to the industry-wide transition to new packaging in the U.S. Net sales in the international sector decreased 23.9% to $27.7 million for the three months ended September 30, 2000 from $36.3 million in the prior comparable period, driven primarily by a 28.6% decline in sales in South America. Sales in Asia and Mexico were off as well due to a delayed new product launch in Asia and a decline in distribution coverage in Mexico related to our announced sale of that operation. Our operations continued to be impacted by the economic and market pressures in Brazil and Argentina, but even though net sales in these countries decreased on a year over year comparison, we saw three consecutive quarters of improved net sales in Brazil beginning with the fourth quarter of 1999. The Brazilian Real has seen some improvement against the U.S. dollar during the nine months ended September 30, 2000; however, it is still well below 1998 foreign exchange rate levels. Strong market share competition in that country has kept price increases to a minimum. However, through management of product and customer mix, we have been successful in realizing higher prices overall. Offsetting this improvement in Brazil, however, was the further deterioration of our Argentine operations. Finally, we completed the sale of our Mexican operations on August 31, 2000, resulting in only two full months of sales from this operation during the third quarter of 2000 as compared to 1999.

COST OF GOODS SOLD

   Cost of goods sold increased as a percentage of net sales to 79.7% for the three months ended September 30, 2000 compared to 61.0% for the three months ended September 30, 1999. The deterioration in gross margin percentage resulted from the effect of several factors. First, domestic margins decreased in comparison with prior year's gross margin due to the decrease in branded sales as a result of the industry-wide transition to new packaging in the U.S. coupled with the effect of product mix as the level of private label sales doubled from the prior year, comprising a higher percentage of total domestic sales. Private label products have a lower gross margin but also lower selling costs than branded products. Additionally, the continued deterioration of the Argentina and Colombian economies negatively impacted our operations in those regions, in addition to the loss of our Mexican operations for one full month of the third quarter in 2000 as compared to the prior year due to the sale of these operations to Copamex in August 2000. The decrease in overall international gross margins was partially offset by the implementation of a small price increase in Brazil.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased as a percentage of net sales to 39.3% for the three months ended September 30, 2000 compared to 35.5% for the three months ended September 30, 1999. Approximately $2.0 million was recorded as a reduction to selling, general and administrative expenses in the third quarter of 2000 for amounts received as reimbursements for manufacturing and technical support we have provided under an agreement in place with Copamex related to the sale of our Mexican operations. Excluding the effect of the Copamex transactions, selling, general and administrative expenses increased 6.4% as compared to the third quarter of 1999 primarily due to the fixed component of promotional expenses being absorbed over lower sales volume due to the industry-wide transition to new packaging in the U.S.

IMPAIRMENT LOSS

   In September 2000, we recorded a non-cash accounting charge of approximately $12.1 million related to an impairment of certain long-lived assets of our Argentine and North American operations as required by SFAS 121. Under the provision of this statement, we have evaluated our long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The $12.1 million non-cash charge was recorded to reduce the carrying value of certain impaired long-lived assets to fair value. Approximately $7.8 million related to a write-down of Argentine goodwill, approximately $2.8 million related to a write-down of fixed assets in our Argentine operation and approximately $1.5 million related to a write-down of fixed assets in our North American operation.

NON-CASH CHARGE

   In September 2000, we recorded a non-cash charge of approximately $2.1 million related to the write-down of certain promotional assets of our Colombian operations that had previously been capitalized. Due to the recent downturn in the Colombian economy and the company's liquidity constraints, our Colombian operations have been adversely affected and the future benefit to be provided by these promotional assets has been impaired.

INTEREST EXPENSE, NET

   Interest expense, net increased to $6.3 million for the three months ended September 30, 2000 as compared to $4.7 million for the three months ended September 30, 1999. The increase was primarily due to increased borrowing levels under our revolving credit facility, additional term debt and increased interest rates.

OTHER INCOME (EXPENSE)

   For the three months ended September 30, 2000, other expense of approximately $2.3 million primarily related to the loss on the sale of our Mexican operations to Copamex in addition to exchange losses from foreign operations and premiums and losses incurred on forward exchange contracts we have entered into to hedge our foreign currency exposure in Argentina and Brazil.

INCOME TAXES

   We recorded a tax provision of $873,000 for the three months ended September 30, 2000, compared to a benefit of $579,000 for the three months ended September 30, 1999. The provision recorded primarily related to our Mexican operations and the 1999 benefit recorded related to our other foreign operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

   Net sales decreased 1.9% to $264.5 million for the nine months ended September 30, 2000 from $269.6 million for the nine months ended September 30,1999 and included $3.0 million from the license to Copamex in conjunction with the transactions involving the sale of our Mexican operations. Domestic sales increased 5.1% to $174.0 million for the nine months ended September 30, 2000. Excluding the $3.0 million in license fees received from Copamex in the second quarter of 2000, domestic sales increased 3.3% to $171.0 million for the nine months ended September 30, 2000 from $165.6 million for the same period in 1999. This increase was primarily due to the level of private label sales more than doubling as compared to last year's comparable period, due to the shipment of orders that we had been anticipating from our larger, national customers, Kroger and Wal-Mart. Additionally, by comparison to the same period last year, this period reflected an overall decrease in branded grocery sales and an overall increase in branded sales to mass merchants. Net sales in the international sector decreased 13.1% to $90.5 million for the nine months ended September 30, 2000 from $104.0 million in the prior comparable period, primarily due to a 24.8% decline in sales in South America, offset somewhat by strong growth in Malaysia of over 7.0%, compared with last year's comparable period. Our operations continued to be impacted by the economic pressures in Brazil and Argentina, but even though net sales in these countries decreased on a year over year comparison, we have seen three consecutive quarters of improved net sales in Brazil beginning with the fourth quarter of 1999. The Brazilian Real has seen some improvement against the U.S. dollar during the nine months ended September 30, 2000; however, it is still well below 1998 foreign exchange rate levels. Strong market share competition in that country has kept price increases to a minimum. However, through management of product and customer mix, we have been successful in realizing higher prices overall. Offsetting this improvement in Brazil, however, was the further deterioration of our Argentine operations.

COST OF GOODS SOLD

   Cost of goods sold increased as a percentage of net sales to 66.0% for the nine months ended September 30, 2000 compared to 63.2% for the nine months ended June 30, 1999. Excluding the effect of $3.0 million in license fees received from Copamex related to the sale of our Mexican operations in the second quarter of 2000, cost of goods sold as a percentage of net sales was 66.8%. The deterioration in gross margin percentage resulted from the effect of several factors. First, domestic margins decreased in comparison to the prior year period due to the decrease in branded sales as a result of the industry-wide transition to new packaging in the U.S. during the third quarter of 2000 coupled with the effect of product mix as the level of private label sales doubled from the prior year, comprising a higher percentage of total domestic sales. Private label products have a lower gross margin but also lower selling costs than branded products. Additionally, the downturn in the Colombian economy negatively impacted our operations in that region, in addition to the loss of our Mexican operations for one full month of the third quarter in 2000 as compared to the prior year due to the sale of these operations to Copamex in August 2000. These decreases in international gross margins were slightly offset by improvements in Argentina and Brazil during the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased as a percentage of net sales to 35.1% for the nine months ended September 30, 2000 compared to 34.6% for the nine months ended September 30, 1999. Approximately $4.0 million was recorded as a reduction to selling, general and administrative expenses in the second and third quarters of 2000 for amounts received as reimbursements for manufacturing and technical support we have provided under an agreement in place with Copamex related to the sale of our Mexican operations. Excluding the effect of the Copamex transactions, selling, general and administrative expenses increased 2.0% as compared to the first nine months of 1999 due to several factors. First, the second quarter change in expectations related to the volume of business with a major customer required us to adjust our inventory levels and utilize other sales channels to correct the imbalance, thus increasing promotional spending above normal. Secondly, the fixed component of promotional expenses during the third quarter of 2000 was absorbed over a lower third quarter sales volume due to the industry-wide transition to new packaging in the U.S. International selling and general administrative expenses remained relatively flat for the nine months ended September 30, 2000 as compared to the prior year period.

IMPAIRMENT LOSS

   In September 2000, we recorded a non-cash accounting charge of approximately $12.1 million related to an impairment of certain long-lived assets of our Argentine and North American operations as required by SFAS 121. Under the provision of this statement, we have evaluated our long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The $12.1 million non-cash charge was recorded to reduce the carrying value of certain impaired long-lived assets to fair value. Approximately $7.8 million related to a write-down of Argentine goodwill, approximately $2.8 million related to a write-down of fixed assets in our Argentine operation and approximately $1.5 million related to a write-down of fixed assets in our North American operation.

NON-CASH CHARGE

   In September 2000, we recorded a non-cash charge of approximately $2.1 million related to the write-down of certain promotional assets of our Colombian operations that had previously been capitalized. Due to the recent downturn in the Colombian economy and the company's liquidity constraints, our Colombian operations have been adversely affected and the future benefit to be provided by these promotional assets has been impaired.

INTEREST EXPENSE, NET

   Interest expense, net increased to $18.0 million for the nine months ended September 30, 2000 as compared to $14.3 million for the nine months ended September 30, 1999. The increase was primarily due to increased borrowing levels under our revolving credit facility, additional term debt and increased interest rates.

OTHER INCOME (EXPENSE)

   For the nine months ended September 30, 2000, other expense of approximately $3.3 million primarily related to the loss on the sale of our Mexican operations to Copamex in addition to exchange losses on foreign operations and premiums and losses incurred on forward exchange contracts we have entered into to hedge our foreign currency exposure in Argentina and Brazil. As a result of the August 1998 fire at our manufacturing facility in Argentina, for the nine months ended September 30, 1999, we had recorded approximately $1.8 million in other income primarily related to lost profits recoverable under our business interruption policy for the months of January 1999 through September 1999, which was ultimately reversed into other expense in the fourth quarter of 1999 upon final settlement of the claim.

INCOME TAXES

   We recorded a tax provision of $477,000 for the nine months ended September 30, 2000, primarily related to our Mexican operations. We recorded a tax benefit of $1.8 million related to foreign taxes for the nine months ended September 30, 2000.

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

   Our operations generated $13.6 million of cash for the nine months ended September 30, 2000, including the net collection of $2.9 million in insurance receivables related to the Argentina fire in August 1998 and approximately $9.1 million from the sale of a license to Copamex and technical support reimbursements in connection with the sale of our Mexican operations on August 31, 2000. The net $1.6 million of cash generated by operations during the nine months ended September 30, 2000 was primarily a result of the increased accounts payable prior to our Chapter 11 filing offset by increased promotional and other prepaid expenses incurred to drive sales volume. Our operations used $1.4 million of cash for the nine months ended September 30, 1999, net of the favorable effect of a $3.7 million net collection of the insurance receivable related to the Argentina fire.

   Capital expenditures were $11.9 million for the nine months ended September 30, 2000 and $15.9 million for the nine months ended September 30, 1999. Planned capital expenditures for the remainder of 2000 are not material. Our capital expenditures in 2000 were front-loaded toward the beginning of the year due to the ramp-up of new machines in Malaysia and in the U.S. Approximately $7.0 million of the capital expenditures made in the first three quarters of 1999 related to restoration of the Company's Argentina operations damaged by fire in August 1998 while approximately $2.2 million related to the movement of production capacity out of the Mercosur. We financed these capital expenditures in 1999 and 2000 through borrowings under our revolving credit facility and equipment term loans.

   Working capital was $7.6 million as of September 30, 2000, compared to $28.7 million as of December 31, 1999. Current assets decreased from $135.2 million as of December 31, 1999 to $117.9 million as of September 30, 2000, and current liabilities increased from $106.5 million as of December 31, 1999 to $110.3 million as of September 30, 2000. Total debt decreased from $215.3 million at December 31, 1999 to $201.1 million as of September 30, 2000.

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

   As a result of the Chapter 11 filing, the Company is prohibited from paying any liabilities without Bankruptcy Court approval. The Chapter 11 filing resulted in a default under its revolving credit facility.

   In connection with the Chapter 11 filing, on October 27, 2000, the Bankruptcy Court entered a final order approving the Credit Agreement (the "DIP Credit Facility") as provided under the Amended and Restated Credit Agreement dated as of December 13, 1999, among the Company, as Borrower, and Fleet Capital Corporation ("Fleet"). Pursuant to the terms of the DIP Credit, Fleet has made available to the Company a revolving credit and letter of credit facility in an aggregate principal amount of $25.0 million. The borrowing base formulation is comprised of certain specified percentages of eligible accounts receivable, eligible inventory, equipment and personal and real property of the Company. The DIP Credit Facility expires on April 30, 2001, or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

   Obligations under the DIP Credit Facility are secured by a lien on substantially all of the Company's assets and properties and the proceeds thereof, granted pursuant to the Final Order under Sections 364(c)(2) and 364(c)(3) of the Bankruptcy Code. Borrowings under the DIP Credit Facility may be used to fund working capital and for other general corporate purposes. The DIP Credit Facility contains restrictive covenants, including among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, limitations on transactions with affiliates including investments, loans and advances, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, as well as a prohibition on the payment of dividends.

   The DIP Credit Facility provides that advances made will bear interest at a rate of 1.0 percent per annum in excess of Fleet's Base Rate. The Company pays a commitment fee of 0.25 percent per annum on the unused portion thereof, a letter of credit fee equal to 2.0 percent per annum of average outstanding letters of credit and certain other fees.

   Our ability to effect a successful reorganization will depend, in significant part, on our ability to formulate a plan of reorganization that is approved and confirmed by the Bankruptcy Court. We believe, however, that we may not be able to satisfy in full all of the claims in bankruptcy against us through the bankruptcy process. We are unable to predict at this time when, if at all, we will emerge from our Chapter 11 case.

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

INTEREST RATE RISK

   Our exposure to market risk for changes in interest rates relates primarily to variable rate borrowings outstanding under the restructured revolving credit facility and equipment term loans discussed above. At September 30, 2000, we had $19.4 million outstanding under these facilities. An increase in interest rates of 1% would reduce annual net income by approximately $0.2 million. Our remaining debt obligations as of September 30, 2000 were primarily $145.0 million of senior notes, which carry a fixed interest rate of 10 1/4%, and a $26.7 million term loan, with a fixed interest rate of 12 1/2%, and therefore have no earnings exposure for changes in interest rates.

CURRENCY RISK

   In January 2000, we entered into forward contracts to hedge certain U.S. dollar denominated inventory purchases for our Brazilian subsidiary. The contracts have varying maturities with none exceeding one year. The contracts require monthly settlement and have a remaining notional contract amount outstanding of $2.4 million with an average forward rate of $1.99. Deferred losses during the three months ended September 30, 2000 were not material.

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

FORWARD-LOOKING STATEMENTS

   The discussion of our results and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions that we consider to be reasonable. The following are the primary factors that have a direct bearing on our results of operations and financial condition:

   o successful resolution of claims and other matters related to our bankruptcy filing,
   o   capacity allocation and utilization,
   o   timing of new distribution,
   o   leverage and debt service,
   o   covenant limitations,
   o   competitive industry,
   o   price changes by competitors,
   o   international operations and the effect of recessionary economies,
   o   currency fluctuations,
   o   currency devaluation,
   o   currency restrictions,
   o   leverage and debt service,
   o   intellectual property risks,
   o   dependence on key products and acceptance of product innovation,
   o   cost of certain raw materials, and
   o   technological changes.

   See "Item 5. Other Information" for further discussion of these factors.

NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In particular, SFAS No. 133 requires a company to record every derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not quantified the effect that SFAS No. 133 and SFAS No. 138 will have on the Company's financial statements; however, SFAS No. 133 and SFAS No. 138 could increase volatility in earnings and other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended the effective date of SFAS No. 133. Both SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 and SFAS No. 138 as of January 1, 2001 and do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In September 2000, The Procter & Gamble Company ("P&G") commenced two lawsuits against us. The first lawsuit was filed in Federal District Court in Ohio and alleged that we owed $4.1 million to P&G under our licensing arrangements with them. The second lawsuit, filed in Federal District Court in Delaware, alleged infringement by the company of certain patents owned by P&G related to Drypers' manufacturing of disposable diapers. We had also received notice from P&G terminating license agreements between the parties associated with these patents. As part of our bankruptcy, we reached an agreement with P&G providing us with the necessary intellectual property licenses to continue manufacturing our products and have entered into a payment plan which resolves the outstanding disputes and litigation between Drypers and P&G. This payment plan was approved by the bankruptcy court on November 1, 2000.

    There can be no assurance that we will not be held to be infringing other existing patents in the future. Any such holding could result in an injunction, damages and/or an increase in future operating costs as a result of design changes or payment of royalties with respect to such patents, which might have a material adverse effect on the results of operations or financial condition of the Company.

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

   In September 2000, we announced that we have retained Wasserstein Perella & Co. to assist us in the financial restructuring of the company, including the potential sale of our international operations. Certain transactions, if completed, involve scenarios that may lead to a significant write-down of goodwill. No assurances can be given, however, that any transaction will ultimately be concluded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS - Reference is made to the Exhibit Index on Page 28 for a list of exhibits filed as part of this report pursuant to Item 601 of Regulation S-K.

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DRYPERS CORPORATION

Date: NOVEMBER 20, 2000               By: /s/ BRIAN FONTANA
                                              Chief Financial Officer
                                              (Duly Authorized Officer)
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

                         EXHIBIT NUMBER AND DESCRIPTION

10.1 Post-Petition Loan and Security Agreement, dated October 11, 2000, by and among Drypers Corporation and Fleet Capital Corporation, as Agent.

27     Financial Data Schedule